Form 10KSB
period 2005-12-31
Dujour Products, Inc.
filed 2006-05-26
CIK 1324736

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-KSB
                       Commission File Number: 333-128555


(Mark One)

     X    Annual report under section 13 or 15(d) of the Securities Exchange Act
    ---   of 1934 for the fiscal year ended December 31, 2005.

    --- Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

                              DUJOUR PRODUCTS, INC.
               (Exact Name of Issuer as Specified in Its Charter)


        Nevada                       5131                    77-0643398
----------------------    ---------------------------    ------------------
State of Incorporation    Primary Standard Industrial     I.R.S. Employer
                          Classification Code Number     Identification No.

                              West 2809 Longfellow
                            Spokane, Washington 99205
                                 (604) 761-1248
     (Address and Telephone Number of Issuer's Principal Executive Offices)

                        Capital Corporate Services, Inc.
                           202 South Minnesota Street
                            Carson City, Nevada 89703
                                 (775) 884-0490
           (Name, Address, and Telephone Number of Agent for Service)


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ______

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange). YES    NO X
                                ---   ---

Issuer's revenues for fiscal year 2005 -- $0

The aggregate market values of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent sale of the Company's common stock via a private placement offering of the common equity was $7,000 on February 17, 2005 and $12,100 on June 29, 2005.

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of December 31, 2005 the registrant had 9,420,000 shares of common stock, $0.001 par value, issued and outstanding.

TABLE OF CONTENTS

Statement Regarding Forward-Looking Information

PART I

Item 1.   Description of Business ...........................................  4

Item 2.   Description of Property ...........................................  6

Item 3.   Legal Proceedings .................................................  6

Item 4.   Submission of Matters to a Vote of Security Holders ...............  6

PART II

Item 5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters ..............................................  6

Item 6.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations ........................................  6

Item 7.   Financial Statements .............................................. 10

Item 8.   Changes in and Disagreements on Accounting and Financial
           Disclosures ...................................................... 19

Item 8A.  Controls and Procedures ........................................... 19

PART III

Item 9.   Directors and Executive Officers of the Registrant ................ 20

Item 10.  Executive Compensation ............................................ 22

Item 11.  Security Ownership of Certain Beneficial Owners and
           Management ....................................................... 22

Item 12.  Certain Relationships and Related Transactions .................... 23

Item 13.  Exhibits and Reports on Form 8K ................................... 23

Item 14.  Principal Accounting Fees and Services ............................ 23

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

PART I

Item 1. Description of Business.

Dujour Products, Inc. (The Company) was incorporated on May 14, 2004. The Company's mailing address is West 2809 Longfellow, Spokane, Washington 99205. The telephone number of our principal executive office is (604) 761-1248. The fax number is (604) 255-2021. Dujour Products, Inc. is a development stage company that plans to enter into the promotional licensing and branding industry with the objective of adding value to a wide variety of relatively low cost, but desirable or essential products, by endorsing them with the brand logos of sports teams and/or other recognized trademarks.

The Company intends to establish itself as a specialized brand licensing and promotional merchandising company. The Company will identify a range of consumer products that can be manufactured and resold for high margins with the product endorsement of recognized sports teams and leagues.

The Company intends to enter into several license agreements with premier sports properties in North America, including the National Football League (NFL), National Hockey League (NHL), Major League Baseball (MLB), National Basketball Association (NBA), and NASCAR auto racing teams.

The Company intends to create brand name awareness amongst decision makers who are able to place its targeted products into its targeted market. The targeted retail market will focus on chain stores, convenience stores, drug stores, electronic retailers and specialty distributors.

Initially, the Company will source its products in Mainland China. Once the company has selected a range of promotional products and negotiated pricing it will seek to enter into licensing agreements to obtain logo rights from recognized sports teams and leagues for the products. The company will then order the products from the manufacturer with the recognizable logos; arrange for sale of the targeted products through established distribution channels; and then market the targeted products to consumers. The Company will profile and market its product line through online merchandising and an e-catalog on its website as well as traditional retail outlets.

According to a study sponsored by the Promotional Products Association International and conducted by researchers at Louisiana State University and Glenrich Business Studies, the promotional products industry in the United States was estimated to be $17.3 billion dollars in 2004.

The Company plans to source and then import novel promotional products from China to sell to corporations and associations that use promotional products as part of their overall advertising and marketing strategies.

According to study of more than 15,000 promotional product distributors conducted by researched at Louisiana State University and Glenrich Business Studies over 29% of all sales of promotional products are what the industry calls wearable. This product category includes t-shirts, golf-shirts, aprons, caps, headbands, neckwear and footwear.

The largest market category for promotional products is business gifts, accounting for almost 18% of industry sales. Trade show giveaways account for over 12% of industry sales.

Marketing and Strategy

Once the Company has secured its initial promotional products and has purchased its sample inventory the company intends to embark on a two-pronged marketing campaign. The Company will, through direct market and telephone solicitation, contact corporations that use promotional products as an integral part of their overall marketing and brand awareness plan. These types of corporations include major sports franchises including Major League Baseball, the National Hockey League, The National Basketball Association, the National Football League, NASCAR (National Association for Stock Car Auto Racing) and many college level basketball and football clubs. Many of these organizations will have giveaway promotional products at special sporting events - they usually will purchase a large quantity of items under two dollars to give away.

The types of products used for giveaways include badges, balls, cell phone holders, drink containers, key rings, mouse pads, stickers bearing the sponsors logo.

Additionally, these league teams will endorse products to be sold through traditional retail outlets that bear their team logo and share in the profits through a royalty agreement. Most leagues allow each individual team to license and earn royalties on their specific logo.

The Company will develop a website using the domain www.dujourproducts.com to place pictures of the promotional products it wishes to sell to its perspective customers. Customer will be able to visit the web site and view products categorized by both type and price.

The second prong of the company's marketing efforts would commence once the company has secured an agreement to use a known brand or logo on its line of promotional products. The company will, through direct marketing efforts, begin to approach large retailers who may be interested in the company's promotional product line with known branding and logos. The company will also display the branded products on its website for consumers to buy and will also use other electronic marketing outlets like eBay and Yahoo auction sites.

Item 2. Description of Property.

The Company's principle address is West 2809 Longfellow, Spokane WA 99205. Mr. Giachetti, the Vice President of the Company, is currently providing his US home office for Dujour Products office and mailing address. Mr. Giachetti plans to continue to contribute this office space at no cost to the Company until such a time that the Company begins operations. The telephone number is 604-761-1248.

The Company's property arrangement satisfies the Company's current needs and will be adequate up to the point that Dujour Products begins operations. At that point the Company may be required to rent or lease commercial property that is capable of providing adequate storage and office space. Management anticipates rent on a per month basis for adequate commercial space will cost the Company approximately $1,500. This estimate is based upon local commercial spaces with approximately 2,000 -3,000 square feet of storage capability and 500 to 1,000 square feet of office space. However, management plans to continue to utilize Mr. Giachetti's home office until that space is no longer adequate. At this time no commercial property has been secured by the Company and there can be no assurance that an adequate space will be found by the Company when needed; or if adequate space can be found at the price currently estimated by management.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to the security holders for a vote.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

Currently the Company's common shares are not listed on any exchange nor are its common stock quoted on any public medium.

As of December 31, 2005, the Company had seven (7) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

Item 6. Plan of Operation.

The Company was incorporated on May 14, 2004 and has not yet commenced any revenue-generating operations. Our common stock is not listed on any recognized exchange or quoted on any quotation medium. There can be no assurance that our common stock will ever be listed or quoted in the future or ever have a market develop for its common stock.

As of December 31, 2005 Dujour Products had $5,138 of cash on hand and available for expenses. Management believes this amount will satisfy the cash requirements of the Company for the next two months or until such a time additional proceeds are raised. The Company plans to satisfy our future cash requirements by additional equity financing. On January 24, 2006 the Company's SB-2 filed with the Securities and Exchange Commission became effective. Since the SB-2 registration became effective the Company has realized $4,500.000 from 8 (eight) additional shareholders. On April 23, 2006 the Company decided to extend its Offering for an additional 90 days. There can be no assurance that the Company will be successful in raising additional equity financing, and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the development of the website and marketing campaigns, as well as legal and accounting fees. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of our stock. There can be no assurance that the Company's will be successful in raising the capital the company requires. Management believes that if subsequent private placements are successful, the Company will be able to generate revenue from sales of the products and achieve liquidity within the following twelve to fourteen months thereof. However, investors should be aware that this is based upon speculation and there can be no assurance that the Company will ever be able reach a level of profitability.

As of the date of this document, the Company has not generated any revenue through its proposed business. To date all proceeds received by the Company were a result of the sale of its common stock.

The Company does not anticipate any significant research of any products. The Company does not expect the purchase or sale of any significant equipment and the company does not anticipate any change in the number of employees in the next twelve months. The Company has not any current material commitments nor has it generated any revenue since its inception.

The Company has no current plans, preliminary or otherwise, to merge with any other entity.

The Company is still considered to be a development stage company with no revenue. As such, the Company's future success will be dependent upon raising additional capital through placement of our common stock in order to continue with the business plan. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of our common stock in order to continue as a going concern.

Management believes the following steps will need to be accomplished in order for the Company to become fully operational:

Complete the development of the website. Management has estimated the time frame to accomplish this to be the end of 2006 and cost a minimum of $3,000 and a maximum of $15,000.

Implement an effective marketing campaign. Management has estimated marketing expenses at a minimum of $19,500 and a maximum of $80,000.

The Company anticipates administrative expenses for the next twelve to eighteen months to be at a minimum $7,960 and a maximum of $32,460, which includes general fees to maintain the corporate status of the Company, Transfer Agent Fees, and general administration expenses.

The Company will be required to raise funds through the sale of its common stock in order to accomplish the above goals. If and when, the Company is successful in raising the additional capital through this offering and developing a website that is fully functional management anticipates focusing the majority of the proceeds on the marketing campaign as described above in an effort to promote customers to the site and ultimately increase sales. The marketing campaign will likely take approximately twelve months to complete. In addition proceeds from the offering may be directed towards hiring additional employee(s) on a part time or full time basis and for the lease of commercial property depending on the Company's' current need. However, these estimates are based on speculation and there can be no assurance that the Company will ever be able to raise the additional funds required to launch a successful marketing campaign. If the Company is unable to market its website successfully and/or is unable to hire qualified employees as the business grows the business would likely fail.

As the Company expands its business, it will likely incur losses. Management plans on funding these losses through revenues generated through its proposed website. If the Company is unable to satisfy its capital requirements through its revenue production or if the Company is unable to raise additional capital through the sale of its common stock it may have to borrow funds in order to sustain its business. There can be no assurance or guarantee given that the Company will be able to borrow funds because it is a new business and the future success of the Company is highly speculative.

Although management believes the above timeframes for the related business steps are conservative and can likely be accomplished by the Company, potential investors should be aware that several unforeseen or unanticipated delays may impede the Company from accomplishing the above-described steps such as:

Problems may arise during the development of the Internet website with the programming and testing that management cannot overcome, creating a time delay and additional costs; and

The Company may find that potential investors are unreceptive to its business plan and have no interest in investing funds.

If either of these events should occur the Company would not be able to continue as a going concern and investors would lose all of their investment. In the event additional funds are secured by the Company there is no guarantee that the proposed marketing strategy will be effective in accomplishing the goals the Company has set. This may force management to redirect its efforts and create the need for additional time, money, and resources, of which, the Company may not be successful in providing.

At this time, management does not plan to commit any of their own funds towards the company's development. If and when this changes, management will file the appropriate disclosures in a timely manner.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and a direct negative impact on shareholder liquidity, which would most likely result in a complete loss of any funds invested in the Company's common stock.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the current funds available to the Company will not be sufficient for to continue maintaining a reporting status. The estimated cost to maintain the reporting status of the Company for the next twelve months has been estimated at $12,000 plus $7,200 payables totaling $19,200. The officer and director, Mr. Crimeni has indicated to the Company that he may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 7. Financial Statements.













                              Dujour Products, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2005













REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

        DALE MATHESON
  CARR-HILTON LABONTE
---------------------
CHARTERED ACCOUNTANTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Dujour Products, Inc.

We have audited the balance sheets of Dujour Products, Inc. (a development stage company) as of December 31, 2005 and 2004 and the statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2005, the period from May 14, 2004 (inception) to December 31, 2004, and the period from May 14, 2004 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and cash flows and the changes in stockholders' deficit for the year ended December 31, 2005, the period from May 14, 2004 (inception) to December 31, 2004, and the period from May 14, 2004 (inception) to December 31, 2005, in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred losses since inception and has a working capital deficiency at December 31, 2005 raising substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           /s/ Dale Matheson Carr-Hilton LaBonte

                                               DALE MATHESON CARR-HILTON LABONTE

                                                           CHARTERED ACCOUNTANTS


Vancouver, B.C.
February 1, 2006

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS



                                                     December 31,   December 31,
                                                        2005            2004
================================================================================


                                     ASSETS

CURRENT ASSETS

   Cash                                               $  5,138       $    125
--------------------------------------------------------------------------------

                                                      $  5,138       $    125
================================================================================




                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Accounts payable and accrued liabilities           $  5,994        $     -
   Due to related party (Note 5)                         1,205          1,205
--------------------------------------------------------------------------------

                                                         7,199          1,205
--------------------------------------------------------------------------------


GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS' DEFICIT
   Capital stock (Note 4)
    Authorized
     75,000,000 shares of common stock,
     $0.001 par value
    Issued and outstanding
     9,420,000 shares of common stock
    (December 31, 2004-NIL)                              9,420              -
   Additional paid-in capital                            9,680              -
   Deficit accumulated during the development stage    (21,161)        (1,080)
--------------------------------------------------------------------------------

                                                        (2,061)        (1,080)
--------------------------------------------------------------------------------

                                                      $  5,138       $    125
================================================================================





    The accompanying notes are an integral part of these financial statements

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                    Cumulative
                                                                     results
                                                                       of
                                                                    operation
                                                                       from
                                       Year        May 14, 2004    May 14, 2004
                                       ended      (Inception) to  (Inception) to
                                    December 31,    December 31,   December 31,
                                       2005            2004            2005
================================================================================

GENERAL AND ADMINISTRATIVE EXPENSES

   Office and general               $     6,616    $       620     $     7,236
   Professional fees                     13,465            460          13,925
--------------------------------------------------------------------------------

NET LOSS                            $   (20,081)   $    (1,080)    $   (21,161)
================================================================================




BASIC NET LOSS PER SHARE            $     (0.00)   $         -
==============================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                    7,331,836              -
==============================================================












    The accompanying notes are an integral part of these financial statements

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT



                                                              Deficit
                                Common Stock                Accumulated
                            -------------------  Additional   During
                            Number of             Paid In   Development
                             shares      Amount   Capital      Stage      Total
================================================================================

Balance, May 4, 2004                 -  $     -   $     -    $      -    $    -

Net loss for the period              -        -         -      (1,080)   (1,080)
--------------------------------------------------------------------------------

Balance, December 31, 2004           -        -         -      (1,080)   (1,080)

Common stock issued for
 cash at $0.001 per share
 February 17, 2005           7,000,000    7,000         -           -     7,000

Common stock issued for
 cash at $0.005 per share
 June 29, 2005               2,420,000    2,420     9,680           -    12,100

Net loss for the period              -        -         -     (20,081)  (20,081)
--------------------------------------------------------------------------------

Balance, December 31, 2005   9,420,000  $ 9,420  $  9,680    $(21,161)  $(2,061)
================================================================================














    The accompanying notes are an integral part of these financial statements

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                    Cumulative
                                                                    results of
                                                                    operations
                                                                       from
                                                        May 14,       May 14,
                                                         2004          2004
                                           Year       (Inception)   (Inception)
                                          ended           to             to
                                        December 31,  December 31,  December 31,
                                           2005          2004           2005
================================================================================


CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                $(20,081)     $ (1,080)     $(21,161)

 Adjustment to reconcile net loss to
  net cash from operating activities:
  - accounts payable and
     accrued liabilities                    5,994             -         5,994
--------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES     (14,087)       (1,080)      (15,167)
--------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock         19,100             -        19,100
   Due to related parties                       -         1,205         1,205
--------------------------------------------------------------------------------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                      19,100         1,205        20,305
--------------------------------------------------------------------------------

NET INCREASE IN CASH                        5,013           125         5,138

CASH, BEGINNING OF PERIOD                     125             -             -
--------------------------------------------------------------------------------

CASH, END OF PERIOD                      $  5,138      $    125      $  5,138
================================================================================




Supplemental disclosures with respect to cash flows:
Cash paid for:
  Interest                                  $     -      $      -      $      -
================================================================================

  Income taxes                              $     -      $      -      $      -
================================================================================






    The accompanying notes are an integral part of these financial statements

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
================================================================================


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

Dujour Products, Inc. ("Dujour" or the "Company") is in the initial development stage and has incurred losses since inception totalling $21,161. The Company was incorporated on May 14, 2004 in the State of Nevada. The Company's fiscal year end is December 31. Dujour intends to establish itself as a specialized brand licensing and promotional merchandising company to enter into the promotional licensing and branding industry with the objective of adding value to a wide variety of relatively low cost, but desirable products, by endorsing them with the brand logos of sports teams and/or other recognized trademarks. The Company will identify a range of consumer products that can be manufactured and resold for high mark-ups with the product endorsement of recognized sports teams and leagues. The targeted retail market will focus on chain stores, convenience stores, drug stores, electronic retailers and specialty distributors. The Company will profile and market its product line through online merchandising and e-catalogue on its website. To date the Company has had no business operations. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise doubt as to the Company's ability to continue as a going concern. The financial statements do not include adjustments and classification of assets and liabilities that might be necessary should the Company be unable to continue operations. The Company intends to fund initial operations through the issuance of founder shares and a Private Placement Offering for 10,000,000 shares at $0.005 per share. During the year ended December 31, 2005, the Company issued 9,420,000 shares for $19,100 in total proceeds from the sale of the Company's common stock of which 7,000,000 Founder shares were issued at $0.001 per share for gross proceeds of $7,000 and 2,420,000 shares were issued at $0.005 per share for gross proceeds of $12,100 pursuant to the Private Placement Offering.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Basis of Presentation
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2005 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Net Loss per Share
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive losses per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Foreign Currency Translation
The financial statements are presented in United States dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year. Any exchange gains or losses incurred are reported in the statement of operations.

DUJOUR PRODUCTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------

Stock-based Compensation
In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123 "Accounting for Stock-Based Compensation." The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing for the period ended December 31, 2004. As the Company has not granted any stock options, no pro-forma disclosure is required.

The Company has elected to account for stock  options  granted to employees  and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

The Company has also adopted the provisions of the FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB No. 25 ("FIN 44"), which provides guidance as to certain applications of APB No. 25.

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent accounting pronouncements
In December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Non-monetary
Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions." SFAS No. 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS No. 123(R) is effective for all interim periods beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company's financial condition and results of operations.

DUJOUR PRODUCTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
================================================================================


NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 4 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share.

As of December 31, 2005, the Company has not granted any stock options or warrants and has not recorded any stock-based compensation.

During the year ended December 31, 2005, a director purchased 7,000,000 shares of common stock in the Company at $0.001 per share with proceeds to the Company totalling $7,000.

Private Placement
On November 1, 2004, the Company entered into a Private Placement Offering for up to 10,000,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $50,000. As of December 31, 2005, the Company had issued 2,420,000 shares and had received $12,100 in proceeds from the issuance of the Company's common stock.

NOTE 5 - DUE TO RELATED PARTY
--------------------------------------------------------------------------------

Dujour owes a director of the Company $1,205 at December 31, 2005 and 2004. Amounts due to the director are unsecured, non-interest bearing and without any specific terms of repayment.

NOTE 6 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has adopted FASB No. 109, "Accounting for Income Taxes," for reporting purposes. As of December 31, 2005, the Company had net operating loss carry forwards of approximately $21,000 that may be available to reduce future years' taxable income. These loss carry forwards will expire commencing 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosures.

None

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Dujour Products' chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of December 31, 2005, he concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The management of Dujour Products, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, management concluded that, as of December 31, 2005, The Company's internal control over financial reporting is effective based on those criteria.

The Company's assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005 has been audited by Dale Matheson Carr -Hilton Labonte Chartered Accountants, an independent registered accounting firm, as stated in their report, which is included herein.

PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons.

The following table and subsequent discussion contains information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who will serve in the same capacity with the Company upon completion of the offering.

Name                 Age     Term Served         Title
Adrian Crimeni       63    Since inception   President, Secretary Treasurer,
                                             Principal Executive Officer
                                             Principal Financial Officer and
                                             sole member of the Board of
                                             Directors

James J. Giachetti   38    Since inception   Vice President

The above persons may be deemed a "promoter" of the Company as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director.

Officer and Director Background:

Adrian Crimeni, President, CEO, Director, Secretary/Treasurer

Adrian Crimeni has had a long professional career within the Federal Government of Canada. Soon after high school graduation, he joined the Royal Canadian Mounted Police (RCMP) where he served for over 8 years. During his career, Mr. Crimeni was transferred to Toronto, Ontario where he was responsible for policing Customs and Excise Criminal Code offences. He was then recommended and joined the undercover ranks of the Narcotics Division in Toronto, a highly trained division focused on narcotics and organized crime.

After his term with the RCMP, Mr. Crimeni entered the wholesale retail food business through the purchase of a retail grocery facility in Hope, British Columbia. Initially, the company was a retail operation until Mr. Crimeni established a wholesale division and was successful in negotiating and securing large contracts with mining industry operations, local hospitals, along with the hotel and motel industry, subsequently creating substantial growth in the wholesale sector of his business.

Mr. Crimeni later joined Canada's Federal Department of Fisheries and Oceans as a field officer. During his tenure, he was instrumental in negotiating with Native Indians on their heritage rights of fishing Canadian waters and oversaw enforcement of said negotiations. Mr. Crimeni was often the liaison between the Federal government and various native leaders and represented the Federal government's position in various Canadian Courts on numerous occasions.

Mr. Crimeni is 63 years old, retired from government service, and has been the Company's president, secretary/ treasurer, chief executive officer and member of the board of directors since the company's inception.

Mr. Crimeni is currently the President of MaXcoat Products Inc., a company that specializes in protective coating for any surface. Mr. Crimeni has been the President of MaXcoat Products Inc. from December 2004 to present. Prior to his position with MaXcoat, Mr. Crimeni has been retired from Federal government service for the past 8 years.

From November 2001 to present Mr. Crimeni is the President of Real Car Cash Inc. a financial company in Vancouver Canada that specialized in equity loans.

From 1997 to November 2001 Mr. Crimeni was retired.

James J. Giachetti Vice President

James J. Giachetti is currently the Purchasing Supervisor for Sterling Savings Bank in Spokane, Washington. He is responsible for overseeing the purchasing for 250 branches and departments. He also oversees the Bank's vehicle fleet, secure document destruction and contracts for all office machines. Mr. Giachetti has been with the bank since 2001.

From 1994 to 2001 Mr. Giachetti worked for Express Delivery in Spokane Washington were he was responsible for the management and deliver of packages for his route,

Mr. Giachetti is a current member of the Boise/OfficeMax quality counsel; the Institute for Supply Management; and the National Association of Purchasing Management-Spokane. He is a former Washington State Precinct Committee Officer (2003-2004).

Currently the Company has no employees other than the current officers and director, Mr. Crimeni and Mr. Giachetti. At the present time there is not any foreseen situation which may create potential conflicts of interest. The Officers anticipate devoting a minimum fifteen hours per month to the furtherance of Dujour Products over the next twelve months. The above times are estimations that will likely increase within the next twelve months as the Company continues to develop its proposed business plan as set forth herein. However, there is no guarantee that we will be successful in developing the business as we are subject to the many risks described in this Registration Statement beginning on page 10.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. The next such meeting is scheduled for November 2006. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

We have not entered into any employment agreements as we currently do not have any employees other than the current officers and directors.

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

Item 10. Executive Compensation.

The Company's current officer and director do not receive any compensation and have not received any restricted stock awards, options, or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or director. The officer and directors currently devote an immaterial amount of time, no more than 10-15% of their time, to manage the affairs of the Company. The director and principal officers have agreed to work without remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to all officers and compensation for directors' participation. The officers and the board of directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $50,000 at each month end. When positive cash flow reaches $15,000 at each month end and appears sustainable, the board of directors will re-address compensation for key personnel and enact a plan at that time which will benefit the Company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries, if any.

Item 11. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as it relates to our named Director and executive Officer, and each person known to Dujour Products to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position             Shares      Percent            Security
Adrian Crimeni
President and Director       7,000,000      74.3%             Common
================================================================================
Officers and Directors as
a Group (2)                  7,000,000      74.3%             Common

Adrian Crimeni's address is 7744 Morley Street, Burnaby, B.C., Canada V5E 2K5

The above referenced common shares were paid for and issued in February 2005, for consideration of $0.001 per share total consideration of $7,000.

Item 12. Certain Relationships and Related Transactions.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the SEC on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer, and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Crimeni anticipates devoting at a minimum of twelve to fifteen hours per month of his available time to the Company's affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 13. Exhibits.

The following exhibits are incorporated into this Form 10-KSB Annual Report:

  EXHIBIT NO.       DESCRIPTION
     23.1           Consent of Independent Registered Public Accounting Firm
     31.1           Certification of Adrian Crimeni
                    Articles of Incorporation*
                    Bylaws*
                    ----------------------------------------------------

* Previously filed with the Company's Form SB-2 on January 23, 2006 and is hereby incorporated into this filing by reference.

Item 14. Principal Accounting Fees and Services.

The aggregate audit fees billed or to be billed by Dale Matheson Carr-Hilton Labonte, Chartered Accountants, for the audit of Dujour Products' annual financial statements and review of financial statements included in this Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was approximately $3,500 for the year ended December 31, 2005. Additional expenses relating to the financial reviews and audit include bookkeeping services, legal services, and filing fees of approximately $2,500. Other than the above there were no other audit-related fees incurred or additional audit or professional fees to be billed for the above period.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dujour Products, Inc.

        Dated: May 11, 2006                /s/Adrian Crimeni
                                           ----------------------
                                           Adrian Crimeni
                                           President, Secretary/Treasurer,
                                           Principal Executive Officer,
                                           Principal Financial Officer and
                                           sole Director

--------------------------------------------------------------------------------