Form 10QSB
period 2006-03-31
Dujour Products, Inc.
filed 2006-08-14
CIK 1324736

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2006

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ________________ to __________________

                        Commission File Number 333-128555

                              DUJOUR PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                 77-0643398
             --------                                ----------
      (State of Incorporation)                     (I.R.S. Employer
                                                 Identification No.)

                              West 2809 Longfellow
                           Spokane, Washington, 99205
                           --------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (604) 761-1248
                                -----------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of July 28, 2006, the registrant had 10,160,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one). Yes |_| No |X|

                                      Index
                                      -----


                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements - Unaudited                                     3

        Balance Sheets as of March 31, 2006                                  3

        Statements of Operations for the three month Periods ending
         March 31, 2006 and 2005 and the period from inception
         (May 14, 2004) to March 31, 2006                                    4

        Statements of Cash Flows for the three month periods ending
         March 31, 2006 and 2005 and the period from inception
         (May 14, 2004) to March 31, 2006                                    5

        Notes to Financial Statements March 31, 2006                         6

Item 2. Management's Discussion and Analysis
        or Plan of Operation                                                 9

Item 3. Controls and Procedures                                             11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                  11

Item 2. Changes in Securities and Use of Proceeds.                          11

Item 3. Defaults Upon Senior Securities.                                    11

Item 4. Submission of Matters to a Vote of Security Holders.                12

Item 5. Other Information.                                                  12

Item 6. Exhibits and Reports on Form 8-K                                    12

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS



                                                        March 31,   December 31,
                                                           2006        2005
                                                       (Unaudited)
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS

   Cash                                                $    2,602   $     5,138
--------------------------------------------------------------------------------


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Accounts payable and accrued liabilities            $    6,500        $5,994

   Due to related party (Note 5)                            6,205         1,205

--------------------------------------------------------------------------------

                                                           12,705         7,199
--------------------------------------------------------------------------------


STOCKHOLDERS' DEFICIT
   Capital stock (Note 4)

     Authorized:

      75,000,000 shares of common stock, $0.001 par value

     Issued and outstanding
      9,420,000 shares of common stock                      9,420         9,420

   Additional paid-in capital                               9,680         9,680

   Deficit accumulated during the
      development stage                                   (29,203)      (21,161)
--------------------------------------------------------------------------------

                                                          (10,103)       (2,061)
--------------------------------------------------------------------------------

                                                       $    2,602   $     5,138
================================================================================



                   The accompanying notes are an integral part
                     of these interim financial statements

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Cumulative
                                                                    results of
                                                                  operation from
                                 Three months    Three months       May 14, 2004
                                    ended           ended         (Inception) to
                                   March 31,       March 31,         March 31,
                                     2006            2005              2006
--------------------------------------------------------------------------------


EXPENSES

   Office and general            $        697   $         20      $       7,933
   Professional fees                    7,345              -             21,270
--------------------------------------------------------------------------------

NET LOSS                         $     (8,042)  $        (20)     $     (29,203)
================================================================================



BASIC AND DILUTED NET
LOSS PER SHARE                   $      (0.00)  $      (0.00)
=============================================================

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED                 9,420,000      3,266,667
=============================================================














                   The accompanying notes are an integral part
                     of these interim financial statements

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    Cumulative
                                                                    results of
                                                                  operation from
                                 Three months    Three months       May 14, 2004
                                    ended           ended         (Inception) to
                                   March 31,       March 31,         March 31,
                                     2006            2005              2006
--------------------------------------------------------------------------------


CASH FLOWS USED IN OPERATING
ACTIVITIES
    Net loss                     $     (8,042)  $        (20)     $     (29,203)

    Changes in operating
     assets and liabilities:
       Accounts payable and
         accrued liabilities              506              -              6,500
       Due to related parties           5,000              -              6,205
--------------------------------------------------------------------------------

NET CASH USED IN OPERATING
ACTIVITIES                             (2,536)           (20)           (16,453)
--------------------------------------------------------------------------------


CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES
  Proceeds on sale of
    common stock                            -          7,000             19,100
--------------------------------------------------------------------------------

NET INCREASE (DECREASE)
IN CASH                                (2,536)         6,980              2,602

CASH, BEGINNING OF PERIOD               5,138            125                  -
--------------------------------------------------------------------------------

CASH, END OF PERIOD              $      2,602   $      7,105      $        2,602

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

================================================================================



                   The accompanying notes are an integral part
                     of these Interim financial statements

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

Dujour Products, Inc. ("Dujour" or the "Company") is in the initial development stage and has incurred losses since inception totalling $29,203. The Company was incorporated on May 14, 2004 in the State of Nevada. The Company's fiscal year end is December 31. Dujour intends to establish itself as a specialized brand licensing and promotional merchandising company to enter into the promotional licensing and branding industry with the objective of adding value to a wide variety of relatively low cost, but desirable products, by endorsing them with the brand logos of sports teams and/or other recognized trademarks. To date the Company has had no business operations. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise doubt as to the Company's ability to continue as a going concern. The financial statements do not include adjustments and classification of assets and liabilities that might be necessary should the Company be unable to continue operations. The Company intends to fund initial operations through the issuance of founder shares and Private Placement Offerings. During the year ended December 31, 2005, the Company issued 9,420,000 shares for $19,100 in total proceeds from the sale of the Company's common stock of which 7,000,000 Founder shares were issued at $0.001 per share for gross proceeds of $7,000 and 2,420,000 shares were issued at $0.005 per share for gross proceeds of $12,100 pursuant to the Private Placement Offering. Subsequent to the period ended March 31, 2006 the Company issued 740,000 shares at $0.025 per share to investors in a Private Placement with net proceeds of $18,500 to the Company.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Stock-based Compensation
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock based compensation has been recorded to date.

Recent accounting pronouncements
In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

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

As of March 31, 2006, the Company has not granted any stock options or warrants and has not recorded any stock-based compensation.

During the year ended December 31, 2005, a director purchased 7,000,000 shares of common stock in the Company at $0.001 per share with proceeds to the Company totalling $7,000.

Private Placement
On November 1, 2004, the Company entered into a Private Placement Offering for up to 10,000,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $50,000. As of March 31, 2006, the Company had issued 2,420,000 shares and had received $12,100 in proceeds from the issuance of the Company's common stock.

NOTE 5 - DUE TO RELATED PARTY
--------------------------------------------------------------------------------

The Company owes a director $6,205 at March 31, 2006 (December 31, 2005 - $1,205). Amounts due to the director are unsecured, non-interest bearing and without any specific terms of repayment.

NOTE 6 - INCOME TAXES
--------------------------------------------------------------------------------

The Company has adopted FASB No. 109, "Accounting for Income Taxes," for reporting purposes. As of March 31, 2006, the Company had net operating loss carry forwards of approximately $29,000 that may be available to reduce future years' taxable income. These loss carry forwards will expire commencing in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 7 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

In June 2006 the Company issued 740,000 common shares at $0.025 per share to twelve investors with net proceeds of $18,500.


ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Dujour Products, Inc. ("Dujour," the "Company," "we," "us") was incorporated in the State of Nevada as a for-profit Company on May 14, 2004 and established a fiscal year end of December 31. The Company is a development-stage Company that plans to enter into the promotional licensing and branding industry with the objective of adding value to a wide variety of relatively low cost, but desirable or essential products, by endorsing them with the brand logos of sports teams and/or other recognized trademarks. The Company intends to establish itself as a specialized brand licensing and promotional merchandising company. The Company will identify a range of consumer products that can be manufactured and resold for high margins with the product endorsement of recognized sports teams and leagues.

The Company intends to enter into several license agreements with premier sports properties in North America, including the National Football League (NFL), National Hockey League (NHL), Major League Baseball (MLB), National Basketball Association (NBA) and NASCAR auto racing teams.

The Company intends to create brand name awareness amongst decision makers who are able to place its targeted products into its targeted market. The targeted retail market will focus on chain stores, convenience stores, drug stores, electronic retailers and specialty distributors.

Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data and in conjunction with the Company's 10-KSB filed May 11, 2006. Results for interim periods may not be indicative of the results for the full year.

During 2005 the Company focused on identifying a variety of profit generating consumer products and preparing outlines of licensing agreements in anticipation of premier sports properties in North America being made available to the Company. Through the internet the Company has researched products in China that would fit its market. The Company also focused on preparation of the documents required to be filed with the Securities and Exchange Commission (SEC). On September 26, 2005 the Company filed Form SB-2 with the SEC. On December 20, 2005, January 12, 2006 and January 23, 2006 the Company filed amended Form SB-2's with SEC. The amended Form SB-2 filed January 23, 2006 was deemed effective as of January 27, 2006.

Since the Company's Form SB-2 was deemed effective the Company received subscriptions for 740,000 shares at $0.025 per share for total proceeds of $18,500 which was received in June subsequent to the Company's quarter ending March 31, 2006.


Results of Operations

The Company did not generate any revenue during the quarter March 31, 2006 or for the same quarter 2005.

Total expenses the three months ending March 31, 2006 were $8,042 resulting in an operating loss for the period of $8,042. This compared to a net loss of $20 for the same period in 2005. Basic net loss per share amounted to $0.00 for the three months ending March 31, 2006 the same as for the same period in 2005. The increase in operating loss is a result of higher professional fees for book keeping and professional accounting and the costs associated with filing of the Form SB-2 with the Securities and Exchange Commission.

General and Administrative expenses consisting primarily of office expenses and bookkeeping for the three months ending March 31, 2006 were $697 compared to $20 for the same period during 2005. The increases in General and Administrative expenses are due to increased office and stationary costs. Accounts payable for the period ending March 31, 2006 are $506 compared to $0.00 for the same period 2005.

Liquidity and Capital Resources

During the period ending March 31, 2006 the Director of the Company advanced $5,000. During the same period 2005 the Director advanced $0. The total funds advanced by the Director since inception is $6,205. This amount is unsecured, non-interest bearing and without specific terms of repayment.

Net cash provided through financing for the three months ending March 31, 2006 was $0.00 as compared to $7,000 for the same period in 2005.

The Company anticipates that its current cash will not be sufficient to satisfy its liquidity requirements for at least the next 12 months. The Company will require additional funds prior to such time and will seek to sell additional equity or debt securities or seek alternative sources of financing. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned sales and marketing efforts, which could harm its business, financial condition and operating results. In addition, the Company may require additional funds in order to accomplish a more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding may not be available on favourable terms, if at all.

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer **

*   Included in Exhibit 31.1
**  Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Dujour Products, Inc.

                  BY:      /s/ Adrian Crimeni
                            ----------------------
                           Adrian Crimeni

                           President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and sole Director

                           Dated:  August 8, 2006

--------------------------------------------------------------------------------