Form 10QSB
period 2006-06-30
Dujour Products, Inc.
filed 2006-08-18
CIK 1324736

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to __________________

                        Commission File Number 333-128555

                              DUJOUR PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                 77-0643398
       ----------------------                     ------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of August 15, 2006, the registrant had 10,160,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one). Yes |_| No |X|

                                      Index


                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements - Unaudited

        Balance Sheets as of June 30, 2006 and
         December 31, 2005 .................................................  3

        Statements of Operations for the six month periods
         ending June 30, 2006 and 2005 and the period from
         inception (May 14, 2004) to June 30, 2006 .........................  4

        Statements of Cash Flows for the six month periods
         ending June 30, 2006 and 2005 and the period from
         inception (May 14, 2004) to June 30, 2006 .........................  5

        Notes to Interim Financial Statements June 30, 2006 ................  6

Item 2. Management's Discussion and Analysis or Plan of Operation ..........  9

Item 3. Controls and Procedures ............................................ 11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings .................................................. 11

Item 2. Changes in Securities and Use of Proceeds .......................... 12

Item 3. Defaults Upon Senior Securities .................................... 12

Item 4. Submission of Matters to a Vote of Security Holders ................ 12

Item 5. Other Information .................................................. 12

Item 6. Exhibits and Reports on Form 8-K ................................... 12

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                        June 30,    December 31,
                                                          2006          2005
                                                       (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS

  Cash                                                  $ 13,727      $  5,138
================================================================================


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Accounts payable and accrued liabilities              $  9,500      $  5,994
  Due to related party (Note 4)                            6,205         1,205
--------------------------------------------------------------------------------
                                                          15,705         7,199
--------------------------------------------------------------------------------


STOCKHOLDERS' DEFICIT
  Capital stock (Note 3)
  Authorized:
   75,000,000 shares of common stock,
    $0.001 par value
  Issued and outstanding:
   10,160,000 shares of common stock
    (December 31, 2005 - 9,420,000)                       10,160         9,420
  Additional paid-in capital                              27,440         9,680
  Deficit accumulated during the
   development stage                                     (39,578)      (21,161)
--------------------------------------------------------------------------------
                                                          (1,978)       (2,061)
--------------------------------------------------------------------------------

                                                        $ 13,727      $  5,138
================================================================================









   The accompanying notes are an integral part of these financial statements.

                                      DUJOUR PRODUCTS, INC.
                                  (A Development Stage Company)

                                    STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                                                    Cumulative
                                                                                    results of
                                                                                    operation
                            Three          Three           Six           Six         from May
                            months         months         months        months       14, 2004
                            ended          Ended          ended         ended       (Inception)
                           June 30,       June 30,       June 30,      June 30,     to June 30,
                             2006           2005           2006          2005           2006
                         -----------    -----------    -----------   -----------    -----------


EXPENSES

   Office and general    $     6,125    $       180    $     6,822   $     2,000    $    14,058
   Professional fees           4,250          6,125         11,595         6,125         25,520
                         -----------    -----------    -----------   -----------    -----------


NET LOSS                 $   (10,375)   $    (6,305)   $   (18,417)  $    (8,325)   $   (39,578)


BASIC AND DILUTED
 NET LOSS PER SHARE      $         -    $         -    $         -   $         -


WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
  OUTSTANDING -
  BASIC AND DILUTED        9,727,033      8,728,571     9,574,365      5,209,061






           The accompanying notes are an integral part of these financial statements.







                                               4

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Cumulative
                                                                     results of
                                                                     operations
                                                                        from
                                                                       May 14,
                                                                        2004
                                        Six months      Six months   (Inception)
                                           Ended           ended          to
                                         June 30,        June 30,      June 30,
                                           2006            2005          2006
--------------------------------------------------------------------------------

CASH FLOWS USED IN OPERATING
 ACTIVITIES
  Net loss                               $(18,417)      $ (6,325)      $(39,578)
  Changes in operating assets and
   liabilities:
    Accounts payable and accrued
     liabilities                            3,506              -          9,500
    Related party advances                  5,000              -          6,205
--------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES      (9,911)        (6,325)       (23,873)
--------------------------------------------------------------------------------


CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES
  Proceeds on sale of common stock         18,500         19,100         37,600
--------------------------------------------------------------------------------

NET INCREASE IN CASH                        8,589         12,775         13,727

CASH, BEGINNING                             5,138            125              -
--------------------------------------------------------------------------------

CASH, ENDING                             $ 13,727       $ 12,900       $ 13,727
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
================================================================================



   The accompanying notes are an integral part of these financial statements.

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS
--------------------------------------------------------------------------------

Dujour Products, Inc. ("Dujour" or the "Company") is in the initial development stage and has incurred losses since inception totalling $39,578. The Company was incorporated on May 14, 2004 in the State of Nevada. The Company's fiscal year end is December 31. Dujour intends to establish itself as a specialized brand licensing and promotional merchandising company to enter into the promotional licensing and branding industry with the objective of adding value to a wide variety of relatively low cost, but desirable products, by endorsing them with the brand logos of sports teams and/or other recognized trademarks. To date the Company has had no business operations.

Going Concern
The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise doubt as to the Company's ability to continue as a going concern. The financial statements do not include adjustments and classification of assets and liabilities that might be necessary should the Company be unable to continue operations. The Company intends to fund initial operations through the issuance of founder shares, private placement offerings and loans from directors.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Cash and Cash Equivalents
The company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Net Loss per Share
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive losses per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, basic and dilutive loss per share are equal.

Stock-based Compensation
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

NOTE 3 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of June 30, 2006, the Company has not granted any stock options or warrants and has not recorded any stock-based compensation.

During the year ended December 31, 2005, a director purchased 7,000,000 shares of common stock in the Company at $0.001 per share and 2,420,000 common stock at $0.005 per share for total proceeds of $19,100.

During the six months ended June 30, 2006, the Company issued 740,000 common shares at $0.025 per share for total proceeds of $18,500.

NOTE 4 - DUE TO RELATED PARTY
--------------------------------------------------------------------------------

As of June 30, 2006, the Company received advances from a director of the Company to pay for operating costs. The Company owes the director $6,205 at June 30, 2006 (December 31, 2005 - $1,205). Amounts due to the director are unsecured, interest-free, and without any specific terms of repayment.

NOTE 5 - INCOME TAXES
--------------------------------------------------------------------------------

As of June 30, 2006, the Company had net operating loss carry forwards of approximately $40,000 that may be available to reduce future years' taxable income. These loss carry forwards will expire commencing in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Dujour Products, Inc. ("Dujour," the "Company," "we," "us") was incorporated in the State of Nevada as a for-profit Company on May 14, 2004 and established a fiscal year end of December 31. The Company is a development stage Company that plans to enter into the promotional licensing and branding industry with the objective of adding value to a wide variety of relatively low cost, but desirable or essential products, by endorsing them with the brand logos of sports teams and/or other recognized trademarks. The Company intends to establish itself as a specialized brand licensing and promotional merchandising company. The Company will identify a range of consumer products that can be manufactured and resold for high margins with the product endorsement of recognized sports teams and leagues.

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

Plan of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data and in conjunction with the Company's Form10-KSB filed May 26, 2006. Results for interim periods may not be indicative of the results for the full year.

During 2005 the Company focused on identifying a variety of profit generating consumer products and preparing outlines of licensing agreements in anticipation of premier sports properties in North America being made available to the Company. Through the internet the Company has researched products in China that would fit the niche market appropriately. The Company also focused on preparation of the documents required to be filed with the Securities and Exchange Commission (SEC). On September 26, 2005 the Company filed Registration Form SB-2 with the SEC. On December 20, 2005, January 12, 2006 and January 23, 2006 the Company filed amended Form SB-2's with SEC. The amended Form SB-2 filed January 23, 2006 was deemed effective as of January 27, 2006.

Since the Company's Registration Form SB-2 was deemed effective the Company has received subscriptions for 740,000 shares at $0.025 per share for total proceeds of $18,500 which was received in the quarter ending June 30, 2006.

Result of Operations

The Company did not generate any revenue during the quarter ended June 30, 2006 or for the same quarter 2005.

Total expenses in the three months ending June 30, 2006 were $10,375 resulting in an operating net loss for the period of $10,375. For the same period in 2005 the net loss was $6,305. Basic and diluted loss per share amounted to $0 for the three months ending June 30, 2006 the same as the loss per share for the same period in 2005. The increase in operating loss is a result of higher costs of office administration and general expenses.

Bookkeeping and administration for the three months ending June 30, 2006 was $6,215 compared to $180 for the same period in 2005. The increases in bookkeeping expenses are due to increased costs associated with being a reporting company.

Accounts payable as of June 30, 2006 are $9,500 compared to $0 at June 30, 2005.

The total amount of funds advanced to the Company by the director since inception is $6,205. No funds were advanced during the quarter ended June 30, 2006 or during the same quarter in 2005. This amount is unsecured, non-interest bearing and without specific terms of repayment.

Net cash provided through financing for the three months ending June 30, 2006 was $18,500 as compared to $19,100 for the same period in 2005. Total funds provided through financing since inception is $37,600.

The Company anticipates that its current cash will not be sufficient to satisfy its liquidity requirements for at least the next 12 months. The Company will require additional funds prior to such time and will seek to sell additional equity or seek alternative sources of financing. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned sales, marketing and evaluation efforts, which could harm its business, financial condition and operating results. In addition, the Company may require additional funds in order to accomplish a more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding may not be available on favourable terms, if at all.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient for to continue maintaining a reporting status. The estimated cost to maintain the reporting status of the Company for the next twelve months has been estimated at $12,000 plus $9,500 payables totalling $21,500. The officer and director, Mr. Crimeni, has indicated to the Company that he may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                  Dujour Products, Inc.


                  BY:   /s/ Adrian Crimeni
                        ----------------------
                        Adrian Crimeni

                        President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and sole Director

                        Dated:  August 15, 2006

--------------------------------------------------------------------------------