Form 10QSB
period 2006-09-30
Dujour Products, Inc.
filed 2006-11-14
CIK 1324736

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________________

                        Commission File Number 333-128555

                              DUJOUR PRODUCTS, INC.

             (Exact name of registrant as specified in its charter)

                  Nevada                                77-0643398
          ------------------------                  ------------------
          (State of Incorporation)                   (I.R.S. Employer
                                                    Identification No.)

                              West 2809 Longfellow
                           Spokane, Washington, 99205
                           --------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (604) 761-1248
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of November 10, 2006, the registrant had 10,180,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one). Yes |_| No |X|

                              Dujour Products, Inc.
                          (A Development Stage Company)
                                Table of Contents



                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

Balance Sheets as of September 30, 2006 and December 31, 2005..............   1

Statements of Operations for the three month periods ending
September 30, 2006 and 2005, the nine month periods ending
September 30, 2006 and 2005, and the period from inception
(July 14, 2004) to September 30, 2006......................................   2

Statements of Cash Flows for the nine month periods ending
September 30, 2006 and 2005, and the period from inception
(July 14, 2004) to September 30, 2006......................................   3

Notes to Interim Financial Statements......................................   4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION..........................................................   5

ITEM 3. CONTROLS AND PROCEDURES ...........................................   7

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................   8

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................   8

ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................   8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   8

ITEM 5. OTHER INFORMATION..................................................   8

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................   8

        SIGNATURES.........................................................   9

PART I. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED


                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                Seeptember 30,     December 31,
                                                    2006              2005
                                                (Unaudited)
================================================================================


                                     ASSETS

CURRENT ASSETS

   Cash                                         $      5,745       $      5,138
================================================================================


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Accounts payable and accrued liabilities     $      2,298       $      5,994
   Due to related party (Note 4)                       6,205              1,205
--------------------------------------------------------------------------------
                                                       8,503              7,199
--------------------------------------------------------------------------------


STOCKHOLDERS' DEFICIT
   Capital stock (Note 3)
     Authorized:
      75,000,000 shares of common stock,
      $0.001 par value
     Issued and outstanding:
      10,160,000 shares of common stock
      (December 31, 2005 - 9,420,000)                 10,160              9,420
   Additional paid-in capital                         27,440              9,680
   Deficit accumulated during the development
    stage                                            (40,358)           (21,161)
--------------------------------------------------------------------------------
                                                      (2,758)            (2,061)
--------------------------------------------------------------------------------

                                                $      5,745       $      5,138
================================================================================


   The accompanying notes are an integral part of these financial statements.

                                               DUJOUR PRODUCTS, INC.
                                           (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                                                     Cumulative
                                                                                                     results of
                                                                                                     operation
                                                                                                    from May 14,
                                        Three months   Three months      Nine           Nine           2004
                                           ended          ended      months ended   months ended    (Inception)
                                          September     September     September      September      to September
                                          30, 2006      30, 2005      30, 2006       30, 2005         30, 2006
-----------------------------------------------------------------------------------------------------------------

EXPENSES

   Office and general                   $      1,282   $      5,801  $      8,104   $      6,001   $      15,340
   Professional fees                            (502)           885        11,093          7,010          25,018
-----------------------------------------------------------------------------------------------------------------

NET LOSS                                $       (780)  $    (6,686)      $(19,197)  $    (13,011)  $     (40,358)
=================================================================================================================

BASIC AND DILUTED NET LOSS PER SHARE    $          -   $         -   $          -   $          -
================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING -
BASIC AND DILUTED                         10,160,000     9,420,000      9,771,722      6,628,132
================================================================================================


                    The accompanying notes are an integral part of these financial statements.





                                                        2


                                          DUJOUR PRODUCTS, INC.
                                      (A Development Stage Company)

                                        STATEMENTS OF CASH FLOWS
                                               (Unaudited)


                                                                                         Cumulative
                                                                                         results of
                                                                                      operations from
                                                       Nine months     Nine months      May 14, 2004
                                                          ended           ended        (Inception) to
                                                      September 30,    September 30,    September 30,
                                                           2006            2005             2006
------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                             $    (19,197)  $     (13,011)   $      (40,358)

  Changes in operating assets and liabilities:
      Accounts payable and accrued liabilities               (3,696)            276             2,298
------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                       (22,893)        (12,735)          (38,060)
------------------------------------------------------------------------------------------------------


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds on sale of common stock                           18,500          19,100            37,600
   Related party advances                                     5,000           1,205             6,205
------------------------------------------------------------------------------------------------------
                                                             23,500          20,305            43,805

NET INCREASE IN CASH                                            607           7,570             5,745

CASH, BEGINNING                                               5,138             125                 -
------------------------------------------------------------------------------------------------------

CASH, ENDING                                           $      5,745   $       7,695    $        5,745
======================================================================================================


Supplemental disclosures with respect to cash flows:
Cash paid for:
  Interest                                             $          -   $           -    $            -
======================================================================================================

  Income taxes                                         $          -   $           -    $            -
======================================================================================================


               The accompanying notes are an integral part of these financial statements.


                                                   3

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                   (Unaudited)
 -------------------------------------------------------------------------------

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS
--------------------------------------------------------------------------------

Dujour Products, Inc. ("Dujour" or the "Company") is in the initial development stage and has incurred losses since inception totalling $40,358. The Company was incorporated on May 14, 2004 in the State of Nevada. The Company's fiscal year end is December 31. Dujour intends to establish itself as a specialized brand licensing and promotional merchandising company to enter into the promotional licensing and branding industry with the objective of adding value to a wide variety of relatively low cost, but desirable products, by endorsing them with the brand logos of sports teams and/or other recognized trademarks. To date the Company has had no business operations.

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

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

As of September 30, 2006, the Company has not granted any stock options or warrants and has not recorded any stock-based compensation.

During the year ended December 31, 2005, a director purchased 7,000,000 shares of common stock in the Company at $0.001 per share and an additional 2,420,000 common shares were purchased by several investors at $0.005 per share for total proceeds of $19,100.

During the nine months ended September 30, 2006, the Company issued 740,000 common shares at $0.025 per share for total proceeds of $18,500.

NOTE 4 - DUE TO RELATED PARTY
--------------------------------------------------------------------------------

As of September 30, 2006, the Company received advances from a director of the Company to pay for operating costs. The Company owes the director $6,205 at September 30, 2006 (December 31, 2005 - $1,205). Amounts due to the director are unsecured, interest-free, and without any specific terms of repayment.

NOTE 5 - INCOME TAXES
--------------------------------------------------------------------------------

As of September 30, 2006, the Company had net operating loss carry forwards of approximately $40,000 that may be available to reduce future years' taxable income. These loss carry forwards will expire commencing in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 6 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On October 5, 2006, the Company issued 20,000 shares of its common stock at $0.025 per share for total proceeds of $500.

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

Plan of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data and in conjunction with the Company's Form 10-KSB filed May 26, 2006. Results for interim periods may not be indicative of the results for the full year.

During 2005, the Company focused on identifying a variety of profit generating consumer products and preparing outlines of licensing agreements in anticipation of premier sports properties in North America being made available to the Company. Through the internet the Company has researched products in China that would fit the niche market appropriately. The Company also focused on preparation of the documents required to be filed with the Securities and Exchange Commission (SEC). On September 26, 2005 the Company filed Registration Form SB-2 with the SEC. On December 20, 2005, January 12, 2006 and January 23, 2006 the Company filed amended Form SB-2's with SEC. The amended Form SB-2 filed January 23, 2006 was deemed effective as of January 27, 2006.

Since the Company's Registration Form SB-2 was deemed effective, the Company has received subscriptions for 740,000 common shares at $0.025 per share for total proceeds of $18,500 which was received in the 9 month period ending September 30, 2006. Subsequent to the quarter ending September 30, 2006, on October 5, 2006, the Company issued 20,000 shares of its common stock at $0.025 per share for total proceeds of $500.

Result of Operations

The Company did not generate any revenue during the quarter ended September 30, 2006 or for the same quarter 2005.

Total expenses in the three months ending September 30, 2006 were $780, resulting in an operating net loss for the period of $780. For the same period in 2005, the net loss was $6,686. Basic and diluted loss per share amounted to

$0 for the three months ending September 30, 2006, the same as the loss per share for the same period in 2005. The decrease in operating loss is a result of less fees incurred for consulting services. Office and general expenses for the three months ending September 30, 2006 were $1,282 compared to $5,801 for the same period in 2005. The decreases in office and general expenses are due to less fees incurred for consulting services.

Accounts payable as of September 30, 2006 are $2,298 compared to $1,481 at September 30, 2005.

The total amount of funds advanced to the Company by the director since inception is $6,205. No funds were advanced during the quarter ended September 30, 2006 or during the same quarter in 2005. This amount is unsecured, non-interest bearing and without specific terms of repayment.

Net cash provided through financing for the three months ending September 30, 2006 was $0 as compared to $0 for the same period in 2005. Total funds provided through financing since inception to November 10, 2006 are $38,100.

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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the current funds available to the Company will not be sufficient for to continue maintaining a reporting status. The estimated cost to maintain the reporting status of the Company for the next twelve months has been estimated at $16,000 plus $2,298 payables totalling $18,298. The officer and director, Mr. Crimeni, has indicated to the Company that he may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on his most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Treasurer believes the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

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

                                              Dujour Products, Inc.

      Dated:  November 10, 2006          BY:  /s/ Adrian Crimeni
                                              ----------------------------------
                                               Adrian Crimeni

                                               President, Secretary Treasurer,
                                               Principal Executive Officer,
                                               Principal Financial Officer and
                                               sole Director

--------------------------------------------------------------------------------