Form 10KSB
period 2006-12-31
Dujour Products, Inc.
filed 2007-04-17
CIK 1324736

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the fiscal year ended December 31, 2006.

[ _ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

            For the transition period from __________ to __________.

                       Commission File Number: 333-128555

                              DUJOUR PRODUCTS, INC.
               (Exact Name of Issuer as Specified in Its Charter)

                       Nevada                                77-0643398
           (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)               Identification No.)

       West 2809 Longfellow, Spokane, Washington                99205
   (Address of Issuer's Principal Executive Offices)          (Zip Code)

Issuer's telephone number:     (604) 761-1248

Securities registered under section 12(g) of the Exchange Act: Common Stock, ($0.001 Par Value)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ _ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ _ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ _ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange). Yes [ x ] No [ _ ]

Issuer's revenues for its most recent fiscal year was $0.00

State the aggregate market values of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days: $33,390,000 as of March 20, 2007

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date: 61,180,000 shares of common stock, ($0.001 par value), issued and outstanding as of March 20, 2007

Transitional Small Business Disclosure Format (check one): Yes [ _ ] No [ x ]

                              DUJOUR PRODUCTS, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                      INDEX

                                                                        PAGE
PART I

Item 1.    DESCRIPTION OF BUSINESS...........................................4

Item 2.    DESCRIPTION OF PROPERTY..........................................12

Item 3.    LEGAL PROCEEDINGS................................................12

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS..................12

PART II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........12

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION .......................................................13

Item 7.    FINANCIAL STATEMENTS.............................................16

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..............................16

Item 8A.   CONTROLS AND PROCEDURES .........................................16

Item 8B.   OTHER INFORMATION ...............................................16

PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH
           SECTION 16A OF THE EXCHANGE ACT..................................16

Item 10.   EXECUTIVE COMPENSATION...........................................19

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.......................................................19

Item 12.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE............................................21

Item 13.   EXHIBITS.........................................................21

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES ..........................22

           SIGNATURES.......................................................22

FINANCIAL STATEMENTS..................................................Appendix

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, indicates a forward-looking statement.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements, which speak only to the date made. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to:

         *    our ability to finance our business plan;

         * our ability to deal effectively with competition and manage our growth;

         * our ability to effectively judge acquisition opportunities and integrate acquired operations;

         * general economic and business conditions and changes in consumer and business consumption habits.

For a discussion of some additional factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under "Risk Factors". The identification in this document of factors that may affect future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this filing are based on information available to us on the date of the filing. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this filing.

BUSINESS OVERVIEW

Dujour Products, Inc. ("We", the "Company" or "Dujour"), was incorporated in the State of Nevada on May 14, 2004. We are a development stage company established to enter the promotional licensing and branding industry with the objective of adding value to a wide variety of relatively low cost, but desirable or essential products, by endorsing them with the brand logos of sports teams and/or other recognized trademarks.

We intend to establish ourselves as a specialized brand licensing and promotional merchandising company by identifying a range of consumer products that can be manufactured and resold for high margins with the product endorsement of recognized sports teams and leagues.

We believe our planned marketing efforts will allow us to enter into several license agreements with premier sports properties in North America, including the National Football League (NFL), National Hockey League (NHL), Major League Baseball (MLB), National Basketball Association (NBA), and NASCAR auto racing teams.

We intend to create brand name awareness amongst decision makers who are able to place our products into their target markets. Our targeted retail marketing efforts will focus on chain stores, convenience stores, drug stores, electronic retailers and specialty distributors.

Initially, we believe we will source our products in Mainland China. Once we have selected a range of promotional products and negotiated pricing, we will seek to enter into licensing agreements to obtain logo rights from recognized sports teams and leagues for the products. We will then order the products from the manufacturer with the recognizable logos; arrange for sale of the targeted products through established distribution channels; and market the targeted products to consumers. In addition, we believe we can profile and market our product line through online merchandising and e-catalogs on our website as well as through traditional retail outlets.

According to study of more than 15,000 promotional product distributors conducted and researched at Louisiana State University and Glenrich Business Studies, over 29% of all sales of promotional products are what the industry calls wearable. This product category includes t-shirts, golf-shirts, aprons, caps, headbands, neckwear and footwear.

The largest market category for promotional products is business gifts, accounting for almost 18% of industry sales. Trade show giveaways account for over 12% of industry sales.

We plan to source and then import novel promotional products from China to sell to corporations and associations that use promotional products as part of their overall advertising and marketing strategies. During the period subsequent to December 31, 2006 however, our Principal Executive Officer spent significant time visiting production facilities in China and Asia. Unfortunately, his investigation did not result in the identification of suitable product to fulfill our business plan.

We are required to file reports with the SEC under section 15(d) of the Securities Act. You may read copies of any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The SEC also maintains an Internet site that contains reports, proxy and other information regarding issuers that file electronically with the SEC. The internet address of that site is http://www.sec.gov.

RISK FACTORS

An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below before deciding to purchase shares of our Common Stock. If any of the events, contingencies, circumstances or conditions described in the risks below actually occur, our business, financial condition or results of operations could be seriously harmed. The trading price of our Common Stock could, in turn, decline and you could lose all or part of your investment.

Risks Relating to our Business

Our business plan requires additional financing.

We currently have no operations and have not generated any revenue to date. Our business plan calls for increased investment in receivables, inventories, marketing, personnel and facilities to create revenue and better attract and service vendors and customers. In addition, we may investigate and pursue the acquisition of certain assets we believe will add to our earnings. We anticipate revenues from operations, once they begin, will initially be insufficient to cover the costs associated with the operation of these assets. Accordingly, we are likely to have substantial additional capital requirements. We can provide no assurance that appropriate funding will be available if and when needed. Obtaining additional financing will be subject to a number of factors, including:

(i)      market conditions;
(ii)     our operating performance;
(iii)    our ability to successfully implement the business plan; and
(iv)     investor acceptance of our business plan.

These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are unable to raise additional capital, we may not be able to implement our business plan and our plan of operations. In this event, we will have to scale back our expansion plans and may incur additional expense or losses.

We must compete effectively.

There are many companies in the promotional branding and licensing industry. Competition is intense and many of our competitors have more resources than we do. We may be unable to locate appropriate products for resale, or may be unable to buy or resell products at a price the market will consider a value. Price and market competition could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing business strategies and products that gain greater market acceptance than ours. It is also possible that new competitors may emerge and acquire significant market share. An inability to attract consumers and earn revenue due to competition would have an adverse effect on our business, financial condition and results of operations.

We must manage our expanding operations effectively.

We anticipate that we will undergo continued expansion as our business plan is implemented. Among other things, this expansion will require that we expand our employee base, manage higher levels of distribution, upgrade information systems, maintain larger distribution channels and generally control larger day-to-day operations. We anticipate that this growth will place a significant strain on our managerial, operational and financial resources. Our failure to expand in an efficient manner could cause our expenses to be greater than anticipated, our revenues to grow more slowly than expected and could otherwise have an adverse effect on our business, financial condition and results of operations.

We depend upon key personnel who may terminate their employment with us, and we will need to hire additional qualified personnel.

Our success will depend to a significant degree upon the continued services of key personnel. Our success will depend on our ability to attract and retain highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis. We do not have "key man" life insurance policy for any members of management. The loss of the services of any of our key personnel could have an adverse effect on our business, financial condition and results of operations.

Our growth strategy may include making acquisitions in the future, which could subject us to significant risks, any of which could harm our business.

Our growth strategy may include identifying and acquiring or investing in suitable acquisition candidates on acceptable terms. Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

         * diversion of management's attention from running our existing business;

         * increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees;

         * increased costs to integrate personnel, customer base and business practices of the acquired company with our own;

         * adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions;

         * potential disputes with sellers of acquired businesses or products; and

         * dilution to stockholders if we issue securities in any acquisition.

Moreover, performance problems with an acquired business, product line or operating asset could also have a material adverse impact on our reputation as a whole. In addition, any acquired business or product could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions. For all these reasons, our pursuit of an acquisition and investment strategy or any individual acquisition or investment, could have a material adverse effect on our business, financial condition and results of operations.

In the future, we will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

In the future, we will incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Subsequently in fiscal 2009, our independent registered public accounting firm will report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Foreign currency risk

Our earnings may be affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies. We also anticipate increasing business activity in Asia. Accordingly, we bear the risk of exchange rate gains and losses that may result from selling our products and buying our raw materials in differing currencies. Differences in currency values may handicap us in the development and/or operation of our business by causing the price of our products to exceed the revenue that can be generated in the target market's respective currency.

No cash dividends.

We have never paid cash dividends on our common stock and it is unlikely that we will do so in the future. The only way you may be able to make a profit on your investment is to sell your common stock.

The issuance of additional authorized shares of our common and preferred stock may dilute our investors and adversely affect the market for our common stock.

We are authorized to issue 75,000,000 shares of our common stock. As of December 31, 2006, there were 61,080,000 shares of common stock issued and outstanding. We may issue an additional 13,920,000 shares of common stock without stockholder approval. The issuance of our residual common shares may have an adverse effect on the holders of common stock.

Risks Relating to our Common Stock

The market for our common stock is limited, and may be volatile.

The OTCBB is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than NASDAQ and the national securities exchange, and quotes for securities quoted on the OTCBB are not listed in the financial sections of newspapers as are those for NASDAQ and the national securities exchange. In addition, the overall market for securities in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations including, but not limited to, the following:

         * quarterly variations in operating results and achievement of key business metrics;

         *    changes in earnings estimates by securities analysts, if any;

         * any differences between reported results and securities analysts' published or unpublished expectations;

         * announcements of new contracts or service offerings by us or our competitors;

         * market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

         *    demand for our services and products;

         * shares being sold pursuant to Rule 144 or upon exercise of warrants; and

         * general economic or stock market conditions unrelated to our operating performance.

Further, companies traded on the NASD OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. These broad market fluctuations could result in extreme fluctuations in the price of our securities, which could cause a decline in the value of your securities. In addition, our stock price may be adversely impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Any litigation arising from the volatility in the price of our common stock could have a material adverse effect upon our business, financial condition and results of operations.

No assurance of a public market.

There is currently only a limited market for our common stock. A limited market is characterized by a relatively limited number of shares in the public float, relatively low trading volume and the small number of brokerage firms acting as market makers. The market for low priced securities is generally less liquid and more volatile than securities traded on national stock markets. Fluctuations in market prices are not uncommon. No assurance can be given that the market for our common stock will continue or that the stock price will be maintained. Even if the shares of Common Stock are registered for resale to the public under the Securities Act of 1933, as amended (the "Securities Act") and secondary trading exemptions under state securities laws are available, there may not be an active market for the shares of Common Stock.

There is limited liquidity on the OTCBB.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one's orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of one's order entry.

Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCBB. Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one's order. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

Increased dealer compensation could adversely affect the stock price.

The dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our common stock on the OTCBB if the stock must be sold immediately. Further, purchasers of shares of our common stock may incur an immediate "paper" loss due to the price spread. Moreover, dealers trading on the OTCBB may not have a bid price for shares of our common stock on the OTCBB. Due to the foregoing, demand for shares of our common stock on the OTCBB may be decreased or eliminated.

Penny stock regulations may impose certain restrictions on marketability of our securities.

The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our shares of common stock are subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and "accredited investors". For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock and may affect the ability of investors to sell such shares of common stock in the secondary market and the price at which such investors can sell any of such shares.

Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

         * control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

         * manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

         * "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

         * excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

         * the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one year holding period may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by our stockholders that are non-affiliates that have satisfied a two-year holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have material adverse effect on the market price of our securities.

ITEM 2.   DESCRIPTION OF PROPERTY.

Our principle address is West 2809 Longfellow, Spokane WA 99205. Mr. Giachetti, our Vice President, is currently providing his home office as our office and mailing address. Mr. Giachetti plans to continue to contribute this office space to us at no cost until such a time that we begin operations. Management believes that our current office arrangements satisfy our needs.

ITEM 3.   LEGAL PROCEEDINGS.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 27, 2006 our Board of Directors and Adrian Crimeni acting in his capacity as holder of 7,000,000 (68.76%) shares of our common stock, approved a special resolution to undertake a forward stock split of our common stock on a 6 new shares for 1 old share basis. In this connection, 50,900,000 common shares were issued pro-rata to our shareholders of record on December 27, 2006.

This forward stock split was effective January 25, 2007. Our Board of Directors believed that it was in the best interests of Dujour Products to implement a forward stock split on the basis that our low number of issued and outstanding shares of common stock would likely not appeal to brokerage firms and that when trading, the current projected per share price level of our common stock will reduce the effective marketability of our common stock because of the reluctance of many brokerage firms to recommend stock to their clients or to act as market-makers for issuers which do not have a sufficient number of shares of common stock issued and outstanding.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the fiscal year ended December 31, 2006 we had no sales of unregistered securities and our common shares were not listed on any exchange or quoted on any public medium.

Effective February 16, 2007 our common stock began trading on the OTC Bulletin Board under the symbol "DJRP." As of March 20, 2007, the high and low bid prices for shares of our common stock in the over-the-counter market, as reported by NASD OTCBB, were $1.75 and $1.75, respectively. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

No prediction can be made as to the effect, if any, that future sales of our common stock or the availability of our common stock for future sale, will have on its prevailing market price. Additional registrations and the sale of substantial amounts of our common stock in the public market could adversely affect its prevailing market price.

As of December 31, 2006, the Company had thirty one certificate holders of record registered with our transfer agent.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

         1. We would not be able to pay our debts as they become due in the usual course of business; or
         2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. Our current policy is to retain any earnings to finance the expansion of our operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

As of December 31, 2006, we had no outstanding stock options or securities authorized for issuance under equity compensation plans.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation
Our financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Loss per Share
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive losses per share reflects the potential dilution of securities that could share in our losses. Because we do not have any potentially dilutive securities, basic and dilutive loss per share are equal.

Stock-based Compensation
We have not adopted a stock option plan and have not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

PLAN OF OPERATION

We were incorporated on May 14, 2004 and have not yet commenced revenue-generating operations. To date, all of our cash flows have been from financing activities.

Over the next twelve months we plan to source product suppliers, acquire product samples and begin making them available to potential customers. Once we have secured our initial inventory of promotional products we intend to embark on a two-pronged marketing campaign.

As the first prong we intend to use direct marketing and telephone solicitation to contact corporations that use promotional products as an integral part of their overall marketing and brand awareness plan. These types of corporations include major sports franchises including Major League Baseball, the National Hockey League, The National Basketball Association, the National Football League, NASCAR (National Association for Stock Car Auto Racing) and many college level basketball and football clubs. Many of these customer targets have giveaway promotions at special sporting events and will often purchase a large quantity of items under two dollars to hand out for free as incentives.

The types of products used for giveaways include badges, balls, cell phone holders, drink containers, key rings, mouse pads, stickers bearing the sponsor's logo. Additionally, many league teams will endorse products to be sold through traditional retail outlets that bear their team logo and share in the profits through a royalty agreement. Most leagues allow individual teams to license and earn royalties on their specific logo.

We intend to begin the second prong of our marketing efforts once we have secured an agreement to use a known brand or logo on its line of promotional products. At that time, through direct marketing efforts, we plan to begin our approach to large retailers who may be interested in our promotional product line. To facilitate these sales, we intend to hire a commission sales person to target this sales and marketing effort. We anticipate the costs of this sales and marketing effort to be approximately $40,000.

We also intend to complete the development of our website at the domain www.dujourproducts.com. This site will showcase our products for retail consumers to buy. As currently designed, customer will be able to visit our web site and view products categorized by both type and price. We also anticipate using other electronic marketing outlets like eBay and Yahoo auction sites. We believe the cost to develop the web site will range from $15,000 to $20,000.

We intend to source our products in mainland China. The process of identifying vendors and production facilities will entail our management deciding which factories in China it would like to visit to purchase product samples and negotiate pricing and delivery of the products chosen. We anticipate the cost of travel and initial sample orders will range from $40,000 to $50,000.

In addition, we expect to incur administrative expenses for the next twelve to range from $20,000 to $30,000. These expenses are expected to include general fees to maintain our reporting status, transfer agents, and general administration expenses.

Other than the costs of sourcing product, we do not anticipate any significant research and development expenses will be incurred. We do not expect to purchase any significant capital equipment and our current business plan anticipates only a minor increase in the number of employees in the next twelve months. We do not have any current material commitments nor have we generated any revenue since inception.

During the period subsequent to December 31, 2006, our Principal Executive Officer spent significant time visiting production facilities in China and Asia. Unfortunately, his investigation did not result in the identification of suitable product to fulfill our business plan.

The Company has no definitive arrangements to merge with any other entity, but would consider such a merger in the event it would further or enhance its business purposes.

We generated no revenues during either fiscal 2006 or 2005. Our net losses of $28,200 and $20,081 respectively, resulted entirely from the impact of amounts we incurred in general office expenses and professional fees. The increase in these costs between years reflects an overall escalation in our administrative activity and regulatory obligations.

As of December 31, 2006 we had $425 of cash on hand. We do not believe this amount will satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements with additional equity financing. On January 24, 2006 the Company's SB-2 filed with the Securities and Exchange Commission which became effective. Since our registration became effective, we have realized approximately $19,000 from sales of our registered common stock to 25 (twenty five) additional shareholders. During January 2007, we began trading our common stock on the OTC Bulletin Board.

There can be no assurance that we will be successful in raising the capital we require. Management believes that if subsequent private placements are successful, we will be able to generate revenue from sales of the products and achieve liquidity within the following twelve months thereof. These estimates, however, are based on speculation and there can be no assurance that we will ever be able to raise the additional funds required to launch a marketing campaign... or if such a marketing campaign is launched, that it will be successful. If we are unable to market our products or develop its website successfully and/or are unable to hire qualified employees as the business grows the business would likely fail. Investors should be aware that there can be no assurance that we will ever be able reach a level of profitability.

If we are unable to satisfy our capital requirements through revenue production or the sale of our common stock, we may have to borrow funds in order to sustain our business. Because of the speculative nature of this enterprise, we can give no assurance that we will be able to borrow funds on terms which are acceptable to us.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Subsequent Events

On January 31, 2007; the Company completed a forward stock split by the issuance of 6 new shares for each 1 outstanding share of the Company's stock.

On March 2, 2007 the Company authorized a private placement for 100,000 shares at a purchase price of one dollar (1.00). Each share has a warrant attached, each warrant may be purchased at an exercise price of one dollar and seventy five cents (1.75). Each warrant is exercisable until March 2, 2009. The Company's new director J.D. Brown purchased the entire private placement.


ITEM 7.   FINANCIAL STATEMENTS.

The information required by this Item 7 are included as an Appendix to this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None


ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, Adrian Crimeni, conducted an evaluation of the effectiveness of the design and operation of the our disclosure controls and procedures, as of December 31, 2006, he concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.


ITEM 8B.   OTHER INFORMATION

None


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT

As of December 31, 2006, our Executive Officers and Directors were as follows:

Name of Director/Officer     Age     Office Held
------------------------     ---     -----------

Adrian Crimeni               63      President, Secretary, Treasurer, Principal
                                     Executive Officer, Principal Financial
                                     Officer, and Director
James J. Giachetti           38      Vice President

Set forth below is a brief description of the background and business experience of each of our Executive Officers and Directors:

Adrian Crimeni, President, Principal Executive Officer, Principal Financial Officer, Director, Secretary/Treasurer

Adrian Crimeni has served as an Officer, Director, Secretary and Treasurer of Dujour Products since its inception May 14, 2004. Since November 2001 Mr. Crimeni has also served as the President of Real Car Cash Inc. a financial company in Vancouver Canada that specialized in equity loans, and during the period from December 2004 to present Mr. Crimeni has held an additional position as president of MaXcoat Products Inc., a company that specializes in protective coating for any surface.

Mr. Crimeni has had a long professional career within the Federal Government of Canada. He began his career with the Royal Canadian Mounted Police (RCMP) where he served for over 8 years. During his tenure with the RCMP, Mr. Crimeni was responsible for policing Customs and Excise Criminal Code offences and served in the undercover ranks of the Narcotics Division in Toronto, which focused on narcotics and organized crime.

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

James J. Giachetti, Vice President

James J. Giachetti has served as a vice-president of Dujour Products since its inception May 14, 2004. Since 2001, Mr. Giachetti has also held a position as Purchasing Supervisor for Sterling Savings Bank in Spokane, Washington where he is responsible for overseeing the purchasing for 250 branches and departments. In connection with those duties, he also oversees the Bank's vehicle fleet, secure document destruction and contracts for all office machines.

Mr. Giachetti is a current member of the Boise/OfficeMax quality counsel; the Institute for Supply Management; and the National Association of Purchasing Management-Spokane. He is a former Washington State Precinct Committee Officer (2003-2004).

SUBSEQUENT EVENT

On March 19, 2007 we appointed J, Douglas Brown as an independent Director as follows:

J. Douglas Brown, Director

J. Douglas Brown joined our Board of Directors as an independent Director on March 19, 2007. Mr. Brown holds a law degree from Edinburgh University and possesses over 35 years investment banking experience. Mr. Brown began his banking career as a financial analyst with J P Morgan in London and New York. During the period from 1982 to 1997, Mr. Brown served with Citigroup and Banque Indosuez focusing on transactions related to the Middle East. Since 1997, he has actively participated in the creation and management of hedge fund opportunities. Mr. Brown currently sits on the boards of directors of: Inyx, Inc. (IYXI: OTCBB) a medium size specialty pharmaceutical company; LIM Asia Arbitrage Fund, a large Asian hedge fund; Eastern Capital Fund, a Russian equity fund; and the Advisory Board of Pacific Asia China Energy Inc (PCE:TSX-V). Mr. Brown is a principal of Grasmere Limited, a privately held advisory company, which specializes in distribution of hedge funds and corporate finance.

BOARD OF DIRECTORS

Our Directors are elected for a one-year term to hold office until the next annual meeting of the shareholders next succeeding their election, or until prior death, resignation or removal. Officers are appointed by the Board of Directors and serve at the discretion of the board.

The Company currently has no standing audit, compensation or nominating committees to its Board of Directors and has no current policy governing the attendance of Directors. In the view of the Board of Directors, no such committees or policies were required while Adrian Crimeni acted as the Company's sole director. We believe this arrangement is adequate based on the size of our current operations.

We do not currently have a process for security holders to send communications to the Board of Directors. However, we welcome comments and questions from our shareholders. Shareholders can direct communications to our Principal Executive Officer, Adrian Crimeni, at our executive offices, West 2809 Longfellow, Spokane, Washington, 99205. While we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. Mr. Crimeni collects and evaluates all shareholder communications. If the communication is directed to the Board of Directors generally or to a specific director, Mr. Crimeni will disseminate the communications to the appropriate party at the next scheduled Board of Directors meeting. If the communication requires a more urgent response, Mr. Crimeni will direct that communication to the appropriate executive officer. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

Our Bylaws provide that nominations of persons for election to the Board of Directors of the corporation may be made at a meeting of stockholders by or at the direction of the Board of Directors.

Our Articles of Incorporation provides that the liability of the directors, officers or stockholders for damages for breach of fiduciary duty as a director or officer is hereby eliminated pursuant to Nevada Revised Statute 78.037 except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or the payments of distributions in violation of Nevada Revised Statute 78.300.

CODE OF ETHICS

On March 26, 2007, our Board of Directors adopted a code of ethics that applies to our principal executive and financial officers. A copy of our Code of Ethics is included as Exhibit 14.1 to this Form 10-KSB.

COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the "reporting persons") file with the Securities and Exchange Commission various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the Securities and Exchange Commission by such reporting persons, with the exception of 1 transaction by Adrian Crimeni, which was not timely filed.

ITEM 10.   EXECUTIVE COMPENSATION.

During our last two fiscal years, our Officer and Director, Adrian Crimeni, did not receive any compensation of any kind, including restricted stock awards, options, or any other payouts. No other individual qualified as a named executive officer.

We have no employment agreements with our Principal Executive Officer. Mr. Crimeni has agreed to work without remuneration until such time as we receive sufficient revenues to provide proper salaries to all officers and compensation for directors' participation.

As of December 31, 2006 we have no annuity, pension or retirement benefits for our officers, directors or employees.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information at March 20, 2007 with respect to the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of March 20, 2007 we had 61,180,000 shares of common stock issued and outstanding.

Title of class     Name and address of            Number of Shares    Percentage
                   beneficial owner               of Common Stock     of Common
                                                                      Stock (1)

DIRECTORS AND
OFFICERS
  Common Stock     Adrian Crimeni                    42,000,000 (2)      68.65%
                   Principal Executive Officer,
                   Principal Financial Officer,
                   President and Director
                   7744 Morley Street
                   Burnaby, B.C., V5E 2K5
                   Canada

  Common Stock     J. Douglas Brown                     200,000 (3)      00.33%
                   Director
                   16E Les Roseyres, Gron 1882
                   Vand, Switzerland

  Common Stock     All Officers and Directors        42,200,000          68.86%
                   as a group (total of 2)

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and
      (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 20, 2007.
(2) Comprised of 42,000,000 shares of common stock held directly. Issued in private sale of stock during February 2005, at a share price of $0.000166 per share, for total consideration of $7,000.
(3) Comprised of 100,000 shares of common stock and 100,000 shares of common stock issuable upon the exercise of a stock purchase warrant at a price of $1.75 per share expiring March 2, 2009

CHANGES IN CONTROL

To the knowledge of management, there are no present arrangements or pledges of our securities which may result in change in control of the Company.

Information required by Item 201(d) is incorporated by reference to Item 5 herein.

ITEM 12.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE.

Except as listed below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the beginning of our last fiscal year, or in any proposed transaction to which we propose to be a party:

(A)      any of our directors or executive officers;

(B)      any nominee for election as one of our directors;

(C) any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D) any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

From time to time, or Principal Executive Officer and Director Officer, Adrian Crimeni provides cash advances to the Company to support it cash flows. As of December 31, 2006 and December 31, 2005, Mr. Crimeni had outstanding advances to the Company of $6,205 and $1,205, respectively. All such advances are unsecured, non-interest bearing, and without specific terms of repayment.

DIRECTOR INDEPENDENCE

Adrian Crimeni, who served as our sole director during the fiscal year ended December 31, 2006, was not an "independent director" as defined by the Inter-dealer quotation system. Mr. J. Douglas Brown has served as an independent director since March 20, 2007 pursuant to the standards applicable to us.

ITEM 13.   EXHIBITS.

The following exhibits are incorporated into this Form 10-KSB Annual Report:

 Exhibit Number                    Description of Exhibit
---------------  ---------------------------------------------------------------
       3.1       Articles of Incorporation*
---------------  ---------------------------------------------------------------
       3.2       Corporate Bylaws*
---------------  ---------------------------------------------------------------
      14.1       Code of Ethics for Principal Executive and Senior Financial
                 Officers
---------------  ---------------------------------------------------------------
      31.1 Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
---------------  ---------------------------------------------------------------
      32.1 Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
---------------  ---------------------------------------------------------------
* Previously filed with our Form SB-2 on January 23, 2006 and incorporated by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Dale Matheson Carr-Hilton Labonte, Chartered Accountants for the audit of our annual financial statements for fiscal year 2006 and fiscal year 2005, and the aggregate fees paid or accrued for audit-related services and all other services rendered by Dale Matheson Carr-Hilton Labonte, for fiscal year 2006 and fiscal year 2005.

                                                2006           2005
                                              ------         ------

Audit fees                                    $3,500         $3,500
Audit-related fees                                 0              0
Tax fees                                           0              0
All other fees                                 2,500          2,500
                                              ------         ------

Total                                         $6,000         $6,000
                                              ------         ------

The category of "Audit fees" includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC.

The category of "Audit-related fees" includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of "Tax fees" includes consultation related to corporate development activities.

All above audit services, audit-related services and tax services were pre-approved by our Board of Directors, which concluded that the provision of such services by Dale Matheson Carr-Hilton Labonte was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUJOUR PRODUCTS, INC.

By:        /s/Adrian Crimeni
           --------------------------------------------
           Adrian Crimeni, Principal Executive Officer
           Date:    April 4, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        /s/Adrian Crimeni
           --------------------------------------------
           Adrian Crimeni, Principal Executive Officer,
           Principal Financial Officer, and Director
           Date:    April 4, 2007

By:        /s/ J. Douglas Brown
           --------------------------------------------
           J. Douglas Brown, Director
           Date:    April 4, 2007

                                    APPENDIX
                                    --------











                              Dujour Products, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2006










REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS                                                               A-2

STATEMENTS OF OPERATIONS                                                     A-3

STATEMENT OF STOCKHOLDERS' DEFICIT                                           A-4

STATEMENTS OF CASH FLOWS                                                     A-5

NOTES TO FINANCIAL STATEMENTS                                                A-6

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS



                                                    December 31,    December 31,
                                                        2006            2005
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS

   Cash                                             $        425    $     5,138
--------------------------------------------------------------------------------

                                                    $        425    $     5,138
================================================================================


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Accounts payable and accrued liabilities         $      5,481    $     5,994
   Due to related party (Note 4)                           6,205          1,205
--------------------------------------------------------------------------------

                                                          11,686          7,199
--------------------------------------------------------------------------------


STOCKHOLDERS' DEFICIT
   Capital stock (Note 3)
     Authorized
      75,000,000 shares of common stock,
       $0.001 par value
     Issued and outstanding
      61,080,000 shares of common stock
       (December 31, 2005-56,520,000)                     61,080         56,520
   Additional paid-in capital                            (22,980)       (37,420)
   Deficit accumulated during the development stage      (49,361)       (21,161)
--------------------------------------------------------------------------------

                                                         (11,261)        (2,061)
--------------------------------------------------------------------------------

                                                    $        425    $     5,138
================================================================================









    The accompanying notes are an integral part of these financial statements

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                    Cumulative
                                                                   results from
                                        Year           Year        May 14, 2004
                                        ended          ended      (inception) to
                                     December 31,   December 31,    December 31,
                                        2006           2005            2006
================================================================================


GENERAL AND ADMINISTRATIVE EXPENSES

   Office and general                $   10,558     $      6,616  $       17,794
   Professional fees                     17,642           13,465          31,567
--------------------------------------------------------------------------------

NET LOSS                             $   28,200     $     20,081  $       49,361
================================================================================


BASIC NET LOSS PER SHARE             $        -     $          -
================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND
DILUTED                              59,415,126       43,991,016
================================================================













    The accompanying notes are an integral part of these financial statements

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

               FROM MAY 14, 2004 (INCEPTION) TO DECEMBER 31, 2006



                                                            Deficit
                           Common Stock                   Accumulated
                       ---------------------   Additional  During the
                        Number of               Paid-in   Development
                          shares     Amount     Capital      Stage      Total
================================================================================

Balance,
May 14, 2004                     -   $      -   $      -   $       -   $      -

Net loss                         -          -          -      (1,080)    (1,080)
--------------------------------------------------------------------------------

Balance,
December 31, 2004                -          -          -      (1,080)    (1,080)

Common stock issued
for cash at $0.001
per share
February 17, 2005       42,000,000     42,000    (35,000)          -      7,000

Common stock issued
for cash at $0.005
per share
June 29, 2005           14,520,000     14,520     (2,420)          -     12,100

Net loss                         -          -          -     (20,081)   (20,081)
--------------------------------------------------------------------------------

Balance,
December 31, 2005       56,520,000     56,520    (37,420)    (21,161)    (2,061)

Common stock issued
for cash at $0.025
per share
September 30, 2006       4,440,000      4,440     14,060           -     18,500

Common stock issued
for cash at $0.025
per share
October 5, 2006            120,000        120        380           -        500

Net loss                   (28,200)                                     (28,200)
--------------------------------------------------------------------------------

Balance,
December 31, 2006       61,080,000   $ 61,080   $(22,980)  $ (49,361)  $(11,261)
================================================================================





    The accompanying notes are an integral part of these financial statements

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                    Cumulative
                                                                   results from
                                        Year            Year        May 14, 2004
                                        ended           ended     (inception) to
                                     December 31,    December 31,   December 31,
                                        2006            2005           2006
================================================================================

CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net loss                           $  (28,200)    $    (20,081) $     (49,361)
  Adjustment to reconcile net loss
    to net cash from operating
    activities:
    Accounts payable and accrued
      liabilities                          (513)           5,994           5,481
--------------------------------------------------------------------------------

NET CASH USED IN OPERATING
ACTIVITIES                              (28,713)         (14,087)       (43,880)
--------------------------------------------------------------------------------

CASH FLOWS FROM
 FINANCING ACTIVITIES
  Proceeds on issuance of common
    stock                                19,000           19,100         38,100
  Due to related parties                  5,000                -          6,205
--------------------------------------------------------------------------------

NET CASH PROVIDED BY
 FINANCING ACTIVITIES                    24,000           19,100         44,305
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH          (4,713)           5,013            425

CASH, BEGINNING OF PERIOD                 5,138              125              -
--------------------------------------------------------------------------------

CASH, ENDING                         $      425     $      5,138  $         425
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
================================================================================








    The accompanying notes are an integral part of these financial statements

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2006
================================================================================


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

Dujour Products, Inc. ("Dujour" or the "Company") is in the initial development stage and has incurred losses since inception totaling $49,361. The Company was incorporated on May 14, 2004 in the State of Nevada. The Company's fiscal year end is December 31. Dujour intends to establish itself as a specialized brand licensing and promotional merchandising company to enter into the promotional licensing and branding industry with the objective of adding value to a wide variety of relatively low cost, but desirable products, by endorsing them with the brand logos of sports teams and/or other recognized trademarks. To date the Company has had no business operations.

On January 31, 2007; the Company completed a forward stock split by the issuance of 6 new shares for each 1 outstanding share of the Company's stock.

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

DUJOUR PRODUCTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
================================================================================

As of December 31, 2006, the Company has not granted any stock options or warrants and has not recorded any stock-based compensation.

NOTE 3 - CAPITAL STOCK (continued)
--------------------------------------------------------------------------------

During the year ended December 31, 2005, a director purchased 42,000,000 shares of common stock in the Company and an additional 14,520,000 common shares were purchase by several investors for total proceeds of $19,100.

On September 30, 2006, the Company issued 4,440,000 common shares for total proceeds of $18,500.

On October 5, 2006, the Company issued 120,000 shares of its common stock for total proceeds of $500.

Subsequent to the period on January 31, 2007, a majority of shareholders and the directors of the Company approved a special resolution to undertake a forward stock split of the common stock of the Company on a 6 new shares for 1 old share basis whereby 50,900,000 common shares were issued pro-rata to shareholders of the Company as of the record date on December 27, 2006.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 6:1 forward split have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

NOTE 4 - DUE TO RELATED PARTY
--------------------------------------------------------------------------------

At December 31, 2006, the Company had received advances from a director of the Company to pay for operating costs. The Company owes the director $6,205 at December 31, 2006 (December 31, 2005 - $1,205). Amounts due to the director are unsecured, non-interest bearing, and without any specific terms of repayment.

NOTE 5 - INCOME TAXES
--------------------------------------------------------------------------------

As of December 31, 2006, the Company had net operating loss carry forwards of approximately $49,000 that may be available to reduce future years' taxable income. These loss carry forwards will expire commencing in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

--------------------------------------------------------------------------------