Form 10KSB/A
period 2006-12-31
Dujour Products, Inc.
filed 2007-04-26
CIK 1324736

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                               Amendment Number 1



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

Item 13.   EXHIBITS.........................................................21

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES ..........................22

           SIGNATURES.......................................................22

FINANCIAL STATEMENTS..................................................Appendix

Dujour Products, Inc. is filing this Amendment No. 1 on Form 10-KSB/A to its Form 10-KSB for the year ended December 31, 2006 that was originally filed with the Securities and Exchange Commission ("SEC") on April 17, 2007 (the "Original 10-KSB") solely to include the Report of its Independent Registered Public Accounting Firm which was inadvertently excluded from its Original 10-KSB in error. For the convenience of the reader, this Amendment No. 1 amends in its entirety the Original 10-KSB.

This Amendment No. 1 continues to speak as of the date of the Original 10-KSB, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than those set forth above. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-KSB.

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

DUJOUR PRODUCTS, INC.

By:        /s/Adrian Crimeni
           --------------------------------------------
           Adrian Crimeni, Principal Executive Officer
           Date:    April 26, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        /s/Adrian Crimeni
           --------------------------------------------
           Adrian Crimeni, Principal Executive Officer,
           Principal Financial Officer, and Director
           Date:    April 26, 2007

By:        /s/ J. Douglas Brown
           --------------------------------------------
           J. Douglas Brown, Director
           Date:    April 26, 2007

                                    APPENDIX
                                    --------




                              Dujour Products, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2006




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      A-1

BALANCE SHEETS                                                               A-2

STATEMENTS OF OPERATIONS                                                     A-3

STATEMENT OF STOCKHOLDERS' DEFICIT                                           A-4

STATEMENTS OF CASH FLOWS                                                     A-5

NOTES TO FINANCIAL STATEMENTS                                                A-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of Dujour Products, Inc.

We have audited the accompanying balance sheets of Dujour Products, Inc. (a development stage company) as of December 31, 2006 and 2005, and the statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2006, 2005 and the period from May 14, 2004 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations, stockholders' deficit and cash flows for the years ended December 31, 2006, 2005 and the period from May 14, 2004 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred losses since inception and has limited working capital available raising substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                                 "DMCL"
                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                                           CHARTERED ACCOUNTANTS



Vancouver, Canada
March 20, 2006

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