Form 10QSB
period 2007-03-31
Dujour Products, Inc.
filed 2007-05-15
CIK 1324736

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  MARCH 31, 2007

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to  ________


                       Commission file number : 333-128555


                              DUJOUR PRODUCTS INC.
        (Exact name of small business issuer as specified in its charter)


                   NEVADA                                  77-0643398
       (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                  Identification No.)


                 West 2809 Longfellow, Spokane, Washington 99205
                    (Address of principal executive offices)

                                 (604) 761-1248
                           (Issuer's telephone number)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,180,000 Shares of $0.001 par value Common Stock outstanding as of April 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                              DUJOUR PRODUCTS, INC.
                                   FORM 10-QSB

                      For The Quarter Ended March 31, 2007

                                      INDEX



PART I -  FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS ............................................ 1

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS ...... 1

  ITEM 3.   CONTROLS AND PROCEDURES ......................................... 4

PART II - OTHER INFORMATION

  ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ..... 4

  ITEM 6.   EXHIBITS ........................................................ 4

SIGNATURES  ................................................................. 5

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1.     FINANCIAL STATEMENTS

The information required by this Item 1 is included as an Appendix to this Quarterly Report on Form 10-QSB.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Dujour Products, Inc. ("We" "Dujour" or the "Company") is in the initial development stage and has incurred losses since inception totalling $53,000. We were incorporated on May 14, 2004 in the State of Nevada. To date, we have conducted no business operations and as a result, have generated no revenue.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited financial statements and related notes included in the Appendix to this report and our Form 10-KSB for the year ended December 31, 2006 filed with Securities Exchange Commission on April 17, 2007 and further amended in our Form 10-KSB/A filed April, 26, 2007.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors, including the risk factors outlined in our latest Form 10-KSB, and, from time to time, in other reports we file with the U.S. Securities and Exchange Commission ("SEC). These factors may cause our actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

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

Cash and Cash Equivalents
We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Net Loss per Share
We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128"), SEC Staff Accounting Bulletin No. 98 ("SAB 98") and Emerging Issues Task Force No. 04-8 "The Effect of Contingently Convertible Instruments on Diluted EPS." Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) adjusted for interest expense and amortization of debt issuance costs, if any, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and convertible securities. The calculation of diluted net loss per share does not include 100,000 potential shares of common stock equivalents for the quarter ended March 31, 2007, as their impact on net loss per share would be antidilutive.

Stock-based Compensation
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

PLAN OF OPERATION

We originally intended to establish ourselves as a specialized brand licensing and promotional merchandiser. During the period subsequent to December 31, 2006, our Principal Executive Officer spent significant time visiting production facilities in China and Asia. Unfortunately, his investigation did not result in the identification of suitable products to fulfil our business plan. Accordingly, we have undertaken an investigation of alternative business strategies.

As a result of our investigations, we concluded that in our opinion; 1) the demand for oil and gas is likely to remain strong for the foreseeable future, 2) the market price of oil and gas is likely to remain "as is" or escalate, 3) a broad range of private and institutional investors are willing to entertain investment opportunities in oil and gas assets, and 4) our reporting status and the public market for our shares may have value to private corporations seeking to raise investment capital. In light of our conclusions, we have determined to focus our plan of operations on the exploration, development and acquisition of oil and gas assets.

Our new plan of operations is built upon three (3) growth strategies. Our first strategy involves expansion through drilling and land acquisition. The Canadian Province of Alberta provides public disclosure of seismic and production information. For that reason, a wealth of published information is available for use in developing and refining a drilling plan. We believe the use of this information modifies the risk of exploration and leads to better land purchases and faster development drilling. In addition, major developers in Alberta have scaled back drilling of small to moderate producing wells in favour of lager prospects. This decrease in activity has released drilling rigs and reduced drilling costs related to multi-well drilling plans. It also creates an incentive for major producers to execute farm-in agreements with smaller developers to maintain the activity required to fulfil lease obligations. With respect to this element of our growth strategy, we intend to target the development of wells we predict will produce a minimum of 60 barrel oil equivalent per day. At this rate of production, we believe the length of time required to payback our drilling investment will be reasonable.

Our second growth strategy focuses upon the purchase of ongoing oil and gas production. Our goal is the identification, financing and purchase of approximately 2,000 barrel oil equivalent per day during the upcoming twelve to eighteen months. The final element of our growth strategy calls for the identification, financing and purchase of a high-risk, high-return international oil concession. We believe an acquisition of this type compliments our fundamental drilling and acquisition strategies.

In March 2007, J. Douglas Brown was appointed to our Board of Directors. The addition of Mr. Brown was undertaken to enhance our expertise with respect to our new business plan and to identify possible partnership and financing opportunities. Upon joining our Board, Mr. Brown made an investment of $100,000 in our common stock. The proceeds from that investment will help, in part, cover the obligations we will incur in the pursuit of the initial stages of our business plan.

In connection with our new plan of operations, we executed two letters of intent
(LOI) during April 2007. These letters set forth agreements in principal to purchase oil and gas exploration and production assets. In the first LOI, we have undertaken to acquire 62.5% of 100% of the working interest in an Australian oil and gas exploration permit area known as Victoria Permit 60 (the "Permit"). The Permit comprises some 339,769 acres located in the Bass Strait of the Gippsland Basin of Victoria, Australia. The sellers of the Permit agree to convey our working interest through an agreement and assignment and further agree to file the necessary documents with the government of Victoria to record the transfer of ownership of the Permit to us upon delivery of the required cash at closing. As consideration for the Permit, we have agreed to pay $637,068 in cash. In addition, we have agreed to pay Bass Straight Partners LLC 800,000 shares of our restricted common stock plus a 9% overriding royalty interest in the Permit. As a result, we will receive a net revenue interest of a 44.125% to our 62.5% working interest upon completion of the acquisition of this concession. We also have committed to complete the work program required by the Vic P60 Permit for the remaining four years of the concession's six year term. We project that seismic work, interpretation and administration of the Permit will require an investment of $6 to $7 million during the upcoming twelve months. Further, the Permit work program requires we drill at least one well before November 2010. We estimate the cost of that well will approximate $22 million. We anticipate that in the event we complete this acquisition, we will engage partners to help in the operation of the Permit and any drilling undertaken in connection with this prospect.

The second LOI sets forth an agreement in principal to pursue a merger effectuated by our acquisition of 100% of the common stock of Endeavor Energy Corporation (Endeavor). As consideration for the acquisition, we have contingently agreed to deliver $1,500,000 in cash, and 3,714,286 common shares. In addition, we have agreed to pay Endeavor a $100,000 continuation fee to offset a portion of its engineering, legal, accounting and closing expenses. Subsequent to March 31, 2007, we entered into a Promissory Note Agreement (the "Note") with Endeavor. Under the terms of the Note, we provided $70,000 to Endeavor in advance of its continuation fee. The principal amount of the Note bore interest at an annual rate of 10% and was personally guaranteed by Endeavor's chief executive officer. Upon execution of our letter of intent with Endeavor, the principal amount of the Note, together with any accrued interest, was offset against our continuation fee obligation.

Endeavor is an Alberta, Canada based operating oil and gas production company with operating assets consisting of 31 sections of land under direct ownership and 80 sections held under farm-in agreements with six producing gas wells together with pipeline and infrastructure collection facilities. Endeavor holds a 40% interest in the "Warner" project consisting of 17.5 sections and 5 producing natural gas wells, 100% interest in 11 sections of the "Arneson" gas project, 50% interest in three sections in the "Diamond" Barons gas play and 50% in "Taber" with one producing gas well. Endeavor's farm-in agreements cover another 80 sections in Alberta and Saskatchewan, which are targeting shallow Viking gas plays and deeper Nisku oil reservoirs. In addition to the cash requirements associated with the acquisition, Endeavor's current year drilling plan requires investments in land, seismic, drilling completion and tie-in of approximately $11 million.

Our obligations under both letters of intent are contingent upon our ability to secure adequate financing and are subject to the normal conditions precedent to closing which include, but are not limited to; a) the completion of definitive agreements, b) the mutually satisfactory completion of due diligence including engineering reviews and title verifications as may be required by the Company,
c) satisfactory determination that the acquisition and prospective business operations of the combined entity complies with all applicable laws and regulations, d) the availability of required permissions, legal opinions and approvals, e) satisfactory disclosure and treatment of pending or threatened material claims or litigation, and f) mutual satisfaction of the Company and Endeavor concerning environmental issues.

In addition to the investments required by these letters of intent, we expect to incur substantial costs associated with our transition to our new business plan. Those costs will include investments required to establish an executive team, engineers and support staff capable of managing the oil and gas business we intend to pursue. We may be required to add as many as 9 to 16 new employees together with office facilities, software and administrative support for that group. We will also incur significant travel costs associated with our pursuit of financing and administration of contracts. We estimate payroll related costs will exceed $1,500,000 during the upcoming twelve months and that other administrative costs may be more than $1,750,000 for the same period. These estimates do not include financing costs we may incur to support our business. We believe such financing costs are not currently estimable, but will be substantial and material to our operations.

We believe that we will acquire substantial engineering and operational expertise with the purchase of Endeavor. There can be no assurance however, that we will find, hire or retain appropriate experts capable of running our business. Nor can we offer assurance that such experts can be identified and retained on a timely basis, or at a cost that we will consider reasonable. In connection with each asset acquisition, we intend to perform detailed research and due diligence using whatever in-house and third party experts we believe are required.

The oil and gas industry is highly competitive. Many of our competitors have more resources than we do. As a result, we may be unable to locate or successfully compete for valuable leases and drilling concessions. We may also be unable to produce adequate oil and gas output to cover our costs. Price and market competition could adversely affect our business, financial condition and results of operations.

We are currently seeking to raise the capital investment required to undertake our business plan and fulfil the contingent commitments set forth in our agreements. As of March 31, 2007, we had $85,119 of cash on hand. We believe our new plan of operations we will require at least $20,000,000 in financing over the next twelve months. If we are unable to raise the required financing, our business plan will fail and our stockholders will loose their investment. There can be no assurance that we will be successful in raising the capital we require, or that if the capital is offered, it will be subject to financing terms we believe are acceptable. Investors should be aware that even in the event we are able to raise the funds we require, there can be no assurance that we will succeed in our drilling or production plans. As a result, we may never reach a level of profitability.

On January 31, 2007, the Company completed a forward stock split by the issuance of 6 new shares for each 1 outstanding share of the Company's stock.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3.     CONTROLS AND PROCEDURES

Adrian Crimeni, our Chief Executive Officer and Principal Financial Officer, has evaluated our disclosure controls and procedures as of March 31, 2007, and has concluded that our controls and procedures are appropriate and effective. There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II--OTHER INFORMATION
                           --------------------------

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, 4 and 5 are omitted.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During our quarter ended March 31, 2007, we completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each person was a "qualified" investor within the meaning of the Act and had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of our securities. Each person was knowledgeable about our operations and financial condition.

         1. On March 2, 2007, J. Douglas Brown, one of our Directors, purchased 100,000 shares of our common stock at a price of $1.00 per share ($100,000). As part of the transaction, we also issued 100,000 warrants to purchase shares of our common stock with an exercise price $1.75 exercisable until March 2, 2009.

ITEM 6.     EXHIBITS

Exhibit Number                        Description of Exhibit
--------------      ------------------------------------------------------------
   10.1             Letter of Intent to merge with and acquire the assets of
                    Endeavor Energy Corporation(1)
--------------      ------------------------------------------------------------
   10.2             Letter of Intent to purchase Victoria Permit 60
--------------      ------------------------------------------------------------
   10.3             Promissory Note between Dujour Products, Inc and Endeavor
                    Energy Corporation
--------------      ------------------------------------------------------------
   31.1             Certification of Principal  Executive Officer and Principal
                    Accounting Officer pursuant to 18 U.S.C. Section 1350, as
                    adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                    2002
--------------      ------------------------------------------------------------
   32.2             Certification of Principal  Executive Officer and Principal
                    Accounting Officer pursuant to 18 U.S.C. Section 1350, as
                    adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002
--------------      ------------------------------------------------------------

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form 8-K filed on April 26, 2007.

SIGNATURES
----------

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUJOUR PRODUCTS, INC.

Date:    May 15, 2007




By:      s/s Adrian Crimeni
         ---------------------------------------------------------
         Adrian Crimeni
         Principal Executive Officer, Principal Accounting Officer, President and Director

                                    APPENDIX
                                    --------




                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                                 MARCH 31, 2007

                                   (Unaudited)














BALANCE SHEETS                                                              A-2

STATEMENTS OF OPERATIONS                                                    A-3

STATEMENTS OF CASH FLOWS                                                    A-4

NOTES TO THE FINANCIAL STATEMENTS                                           A-5

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                  March 31,        December 31,
                                                    2007               2006
                                                  Unaudited)
--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS

   Cash                                         $      85,119     $         425
   Prepaid expenses and deposits                       15,000                 -
--------------------------------------------------------------------------------

                                                $     100,119     $         425
================================================================================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued
     liabilities                                $       9,305     $       5,481
   Due to related party                                 6,205             6,205
--------------------------------------------------------------------------------
                                                       15,510            11,686
--------------------------------------------------------------------------------



STOCKHOLDERS' EQUITY
   Capital stock
     Authorized
      75,000,000 shares of common stock,
      $0.001 par value
     Issued and outstanding
      61,180,000 shares of common stock as
        of March 31, 2007                              61,180            61,080
         (61,080,000 shares of common
         stock as of December 31, 2006)
   Additional paid-in capital                          76,920           (22,980)
   Deficit accumulated during the
      development stage                               (53,491)          (49,361)
--------------------------------------------------------------------------------

                                                       84,609           (11,261)
--------------------------------------------------------------------------------

                                                $     100,119     $         425
================================================================================




   The accompanying notes are an integral part of these financial statements.

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                       UNAUDITED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                  Cumulative
                                 results from     Three months     Three months
                                 May 14, 2004        ended            ended
                                 to March 31,       March 31,        March 31,
                                     2007             2007             2006
--------------------------------------------------------------------------------


GENERAL AND ADMINISTRATIVE
EXPENSES

   Office and general          $       17,851    $          57    $         697
   Professional fees                   35,640            4,073            7,345
--------------------------------------------------------------------------------

NET LOSS                       $      (53,491)   $      (4,130)   $      (8,042)
================================================================================



BASIC AND DILUTED NET
LOSS PER SHARE                                   $       (0.00)   $       (0.00)
                                                 ===============================

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING -
BASIC AND DILUTED                                   61,113,333       56,520,000
                                                 ===============================











   The accompanying notes are an integral part of these financial statements.

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                  Cumulative
                                 results from     Three months     Three months
                                 May 14, 2004        ended            ended
                                 to March 31,       March 31,        March 31,
                                     2007             2007             2006
--------------------------------------------------------------------------------



CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss                       $      (53,491)   $      (4,130)   $      (8,042)

Adjustment to reconcile net
 loss to net cash from
 operating activities:
    Prepaid expenses and
      deposits                        (15,000)         (15,000)               -
    Accounts payable and
      accrued liabilities               9,305            3,924              506
--------------------------------------------------------------------------------

NET CASH USED IN OPERATING
ACTIVITIES                            (59,186)         (15,306)          (7,536)
--------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING
ACTIVITIES
    Proceeds on sale of
      common stock                    138,100          100,000                -
    Due to related party                6,205                -            5,000
--------------------------------------------------------------------------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                  144,305          100,000            5,000
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN
CASH                                   85,119           84,694           (2,536)

CASH, BEGINNING                             -              425            5,138
--------------------------------------------------------------------------------

CASH, ENDING                   $       85,119    $      85,119    $       2,602
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

                              DUJOUR PRODUCTS, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

                                   (Unaudited)


--------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS AND BASIS
--------------------------------------------------------------------------------

Dujour Products, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totalling $53,491. We were incorporated on May 14, 2004 in the State of Nevada. To date, we have conducted no business operations and as a result, have generated no revenue.

On January 31, 2007, the Company completed a forward stock split by the issuance of 6 new shares for each 1 outstanding share of the Company's stock.

The Company originally intended to establish itself as a specialized brand licensing and promotional merchandiser. During the period subsequent to December 31, 2006, our Principal Executive Officer spent significant time visiting production facilities in China and Asia. Unfortunately, his investigation did not result in the identification of suitable product to fulfil our business plan. Accordingly, we have undertaken an investigation of alternative business strategies.

In that connection, the Company executed two letters of intent ("LOI") during April 2007 setting forth agreements in principal to purchase oil and gas exploration and production assets. In the first LOI, we have undertaken to acquire 62.5% of 100% of the working interest in an Australian oil and gas exploration permit area known as Victoria Permit 60 (the "Permit") comprising some 339,769 acres located in the Bass Strait of the Gippsland Basin of Victoria, Australia. As consideration for the Permit, we have agreed to pay $637,068 in cash and 800,000 shares of our restricted common stock. We also have committed to complete the work program required by the Vic P60 Permit for the remaining four years of the concession's six year term.

The second letter sets forth an agreement in principal to pursue a merger effectuated by our acquisition of 100% of the common stock of Endeavor Energy Corporation ("Endeavor"). Endeavor is a Canadian private corporation involved in the exploration and development of oil and gas resources. As consideration for the acquisition, we have agreed to deliver $1,500,000 in cash, and 3,714,286 common shares. In addition, we have agreed to pay Endeavor a $100,000 continuation fee to offset a portion of its engineering, legal, accounting and closing expenses. Subsequent to March 31, 2007, we entered into a Promissory Note Agreement (the "Note") with Endeavor. Under the terms of the Note, we provided $70,000 to Endeavor in advance of its continuation fee. The principal amount of the Note bore interest at an annual rate of 10% and was personally guaranteed by Endeavor's chief executive officer. Upon execution of our letter of intent with Endeavor, the principal amount of the Note, together with any accrued interest, was offset against our continuation fee obligation.

Our obligations under both letters of intent are contingent upon our ability to secure adequate financing and are subject to the normal conditions precedent to closing. We are currently seeking to raise the capital investment required to fulfil the contingent commitments set forth in these agreements.

Basis of presentation
The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. In the opinion of the Company's management, the unaudited financial statements contain all adjustments necessary (consisting of normal recurring adjustments) for a fair presentation of our financial position as of March 31, 2007 and the results of our operations for the period then ended. These financial statements should be read in conjunction with the audited financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2006 filed with Securities Exchange Commission on April 17, 2007 and further amended in our Form 10-KSB/A filed April, 26, 2007.

Going Concern
The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise doubt as to the Company's ability to continue as a going concern. The financial statements do not include adjustments and classification of assets and liabilities that might be necessary

DUJOUR PRODUCTS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

March 31, 2007
--------------------------------------------------------------------------------

should the Company be unable to continue operations. The Company intends to fund its operations and raise the capital it requires to pursue its contingent purchase obligations through private placement of its securities with accredited investors and debt financing from financial institutions.

NOTE 2 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of March 31, 2007 the Company has not granted any stock options or stock-based compensation to any of its officers, directors or employees.

On March 2, 2007 one of our directors purchased 100,000 units at a price of $1.00 per share ($100,000). Each unit consists of one common share and one share purchase warrant at an exercise price $1.75 which expires through March 2, 2009

On January 31, 2007, a majority of shareholders and the directors of the Company approved a special resolution to undertake a forward stock split of the common stock of the Company on a 6 new shares for 1 old share basis whereby 50,900,000 common shares were issued pro-rata to shareholders of the Company as of the record date on May 1, 2006. All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 6:1 forward split have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.


NOTE 3 - DUE TO RELATED PARTY
--------------------------------------------------------------------------------

The Company owes a director $6,205 at March 31, 2007 (December 31, 2006 - $6,205) for operating costs. Amounts due to the director are unsecured, non-interest bearing, and without any specific terms of repayment.

NOTE 4 - INCOME TAXES
--------------------------------------------------------------------------------

As of March 31, 2007, the Company had net operating loss carry forwards of approximately $53,000 that may be available to reduce future years' taxable income. These loss carry forwards will expire commencing in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

--------------------------------------------------------------------------------