Form 10QSB
period 2007-06-30
Endeavor Energy CORP
filed 2007-08-16
CIK 1324736

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2007

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                        Commission file number: 000-52419


                           ENDEAVOR ENERGY CORPORATION
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)


                   NEVADA                             77-0643398
       -------------------------------    --------------------------------
       (State or other jurisdiction of    (IRS Employer Identification No.)
       incorporation or organization)


                521-3 AVENUE SW, CALGARY, ALBERTA, CANADA T2P 3T3
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (403) 532-9954
                                 --------------
                           (Issuer's telephone number)

                              Dujour Products, Inc.
                 West 2809 Longfellow, Spokane, Washington 99205
                 -----------------------------------------------
             (Former name or address, if changed since last report)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 15, 2007 the Company had 71,559,366 outstanding shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           ENDEAVOR ENERGY CORPORATION
                                   FORM 10-QSB

                       For The Quarter Ended June 30, 2007

                                      INDEX



PART I - FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS                                             3

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS       3

   ITEM 3.   CONTROLS AND PROCEDURES                                          7

PART II--OTHER INFORMATION

   ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES                          8

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              8

   ITEM 6.   EXHIBITS                                                         8

SIGNATURES                                                                    9

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors, including the risk factors outlined in our latest Form 10-KSB and in our Form 8K filed with Securities Exchange Commission on August 9, 2007, and, from time to time, in other reports we file with the U.S. Securities and Exchange Commission ("SEC). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

The information required by this Item 1 is included as an Appendix to this Quarterly Report on Form 10-QSB.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited financial statements and related notes included as part of this report and our Form 10-KSB for the year ended December 31, 2006 filed with Securities Exchange Commission on April 17, 2007 and further amended in our Form 10-KSB/A filed April 26, 2007.

Endeavor Energy Corporation, formerly Dujour Products, Inc., ("We" "Endeavor" or the "Company") has incurred losses since inception totalling $138,151. We were incorporated on May 14, 2004 in Nevada.

On August 3, 2007 we acquired Endeavor Canada Corporation ("Endeavor Canada"). an Alberta corporation involved in the exploration and development of oil and gas for 9,000,000 shares of our restricted common stock. Upon completion of the acquisition, we repaid $1,640,000 in principal and accrued interest payable to Endeavor Canada's convertible debenture holders with 1,093,165 shares of our restricted common stock at an agreed share price of $1.50 each.

For accounting purposes, our acquisition of Endeavor Canada constitutes a re-capitalization and the acquisition will be accounted for as if Endeavor Canada acquired us. As a result, our historical financial statements for all subsequent periods will reflect the historical operations of Endeavor Canada, as opposed to our historical operations.

A more detailed description of our acquisition of Endeavor Canada, its assets and financial condition, is available in our Form 8K filed with Securities Exchange Commission on August 9, 2007.

PLAN OF OPERATION

We originally intended to establish ourselves as a specialized brand licensing and promotional merchandiser. During the period subsequent to December 31, 2006, our Chief Executive Officer spent significant time visiting production facilities in China and Asia. Unfortunately, his investigation did not result in the identification of suitable products which would be available to us. Accordingly, we undertook an investigation of alternative business strategies.

As a result of our investigations, we concluded; 1) the demand for oil and gas is likely to remain strong for the foreseeable future, 2) the market price of oil and gas is likely to remain "as is" or escalate, 3) a broad range of private and institutional investors are willing to entertain investment opportunities in oil and gas assets, and 4) our reporting status and the public market for our shares may have value to private corporations seeking to raise investment capital. In light of our conclusions, we have determined to focus our plan of operations on the exploration, development and acquisition of oil and gas assets.

Our plan of operations is built upon three (3) growth strategies. Our first strategy involves expansion through drilling and land acquisition. The Canadian Province of Alberta provides public disclosure of seismic and production information. For that reason, a wealth of published information is available for use in developing and refining a drilling plan. We believe the use of this information modifies the risk of exploration and leads to better land purchases and faster development drilling. In addition, major developers in Alberta have scaled back drilling of small to moderate producing wells in favour of lager prospects. This decrease in activity has released drilling rigs and reduced drilling costs related to multi-well drilling plans. It also creates an incentive for major producers to execute farm-in agreements with smaller developers to maintain the activity required to fulfil lease obligations. With respect to this element of our growth strategy, we intend to target the development of wells we predict will produce a minimum of 30- 60 barrel oil equivalent per day. Our planned drilling program will require capital of approximately $11 million.

Our second growth strategy focuses upon the purchase of ongoing oil and gas production. Our goal is the identification, financing and purchase of approximately 2,000 barrel oil equivalent per day during the upcoming twelve to eighteen months.

The final element of our growth strategy calls for the identification, financing and purchase of a high-risk, potentially high-return international oil concession. We believe an acquisition of this type compliments our fundamental drilling and acquisition strategies.

In keeping with the third element of our growth strategy, on May 15, 2007 we signed a contingent sales and purchase agreement for the acquisition of a 62.5% working interest in an Australian oil and gas exploration permit area known as Victoria Permit 60. Final closing of the Vic P60 Agreement is contingent upon transfer of title from the sellers to Endeavor by the Australian government. The Permit comprises 339,769 acres in the Bass Strait of the Gippsland Basin of Victoria, Australia. As consideration for the Permit, we deposited $637,068 with the seller which will be refunded to us in event our purchase of the Permit fails to close due solely to the fault of the seller. For assisting us in this transaction we agreed to pay a broker 800,000 shares of our restricted common stock plus a 9% overriding royalty interest in the acreage covered by the Permit. As a result, we will have a net revenue interest of a 44.125% in the prospect if the acquisition is completed. We also have committed to complete the work program required by the Permit for the remaining four years of the concession's six year term. We project that seismic work, interpretation of data and related work will require an investment of $6 to $9 million during the upcoming twelve to eighteen months. Further, the Permit requires us to drill at least one well before November 2009. We estimate the cost of drilling that well will approximate $22 million. In the event we complete this acquisition, we will attempt to joint venture this prospect with third parties which will pay a protion of the costs required to explore for oil and gas in the area covered by the Permit. We are also investigating an additional acquisition of oil and gas assets in Australia.

The $637,068 we deposited in connection with the VicP60 Agreement was provided by a non-interest bearing advance from King Capital Corporation ("King Capital"), a company owned by our chief executive officer and proceeds from the sale of our restricted common stock.

We also expect to incur substantial costs associated with our transition to our new business plan. Those costs will include investments required to establish an executive team, engineers and support staff capable of managing our oil and gas business. We may be required to add as many as 9 to 16 new employees together with office facilities, software and administrative support for that group. We will also incur significant travel costs. We estimate payroll related costs will exceed $1,500,000 during the upcoming twelve months and that other administrative costs may be more than $1,750,000 for the same period. These estimates do not include financing costs we may incur to support our business. We believe these financing costs are not currently estimable, but will be substantial and material to our operations.

Results of Operations

For the six months ended June 30, 2007 we generated no revenues and incurred a net loss $88,790. Our cumulative net loss since inception is $138,151. Our entire loss arises from administrative costs associated with our offices and professional fees. Such fees have increased substantially during the three months ended June 30, 2007 as a result of our use of legal and accounting services to support our business plan.

Liquidity and Capital Resources

Since May 14, 2004, our operations have been financed from advances of $342,534 from King Capital, and $567,401 received from the sales of our common stock. The advances from King Capital, a company owned by our chief executive officer, are unsecured, non-interest bearing, and payable upon demand. For purposes of our financial statements, the advance from King Capital has been netted against advances of $133,025 we made to Endeavor Canada Corporation, a company affiliated with King Capital.

We are currently seeking to raise the capital investment required to undertake our business plan. We believe our new plan of operations we will require $16,000,000 to $18,000,000 in financing over the next twelve months.

If we are unable to raise the financing required, our business plan may fail and our stockholders may loose their investment. There can be no assurance that we will be successful in raising the capital we require, or that if the capital is offered, it will be subject to financing terms we believe are acceptable. Investors should be aware that even in the event we are able to raise the funds we require, there can be no assurance that we will succeed in our drilling or production plans. As a result, we may never be profitable.

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

Net Loss per Share

We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128"), SEC Staff Accounting Bulletin No. 98 ("SAB 98") and Emerging Issues Task Force No. 04-8 "The Effect of Contingently Convertible Instruments on Diluted EPS." Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) adjusted for interest expense and amortization of debt issuance costs, if any, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and convertible securities. The calculation of diluted net loss per share does not include potential shares of common stock equivalents for the quarter ended June 30, 2007, as their impact on net loss per share would be antidilutive.

ITEM 3.  CONTROLS AND PROCEDURES

Cameron King, our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007, and in his opinion our disclosure controls and procedures are effective and ensure that material information relating to us is made known to him, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in our internal controls or in other factors that could significantly affect our internal controls. As a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

                           PART II -OTHER INFORMATION
                           --------------------------


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

We completed the following transactions in reliance upon exemptions from registration under the Securities Act of 1933, as amended (the "Act") as provided in Section 4(2) thereof. All certificates issued in connection with these transactions were marked with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. None of the transactions involved a public offering, underwriting discounts or sales commissions. We believe that each investor had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of an investment in our securities. Each person was knowledgeable about our operations and financial condition:

          On June 7,2007 we sold 53,334 units to an investor at a purchase price of $1.50 per unit, generating proceeds of $80,000. Each investment unit consisted of one share of our common stock and one warrant. Each warrant allows the holder to purchase one additional share of our common stock at a price of $3.00 at any time prior to June 7, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2007, our Board of Directors approved, and one stockholder holding 42,000,000 shares (68.65%) of our outstanding common stock consented in writing, to amending our Articles of Incorporation as follows:

         1. A change in our name from "Dujour Products, Inc." to "Endeavor Energy Corporation."
         2. An increase the number of our authorized shares of common stock from 75,000,000 to 150,000,000.
         3. The elimination of preemptive rights granted to common stockholders.
         4. The authorization of 10,000,000 shares of preferred stock for issuance with rights designated by our Board of Directors at its discretion.

The consent of the holder of a majority of our outstanding shares at May 17, 2007 and was sufficient under the Nevada law to approve the ammendments.



ITEM 6.  EXHIBITS

Exhibit
 Number        Description of Exhibits

   31 Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ENDEAVOR ENERGY CORPORATION

                                        Date: August 16, 2007



                                        By:   /s/ Cameron King
                                              ----------------------------------
                                              Cameron King
                                              Chief Executive Officer,
                                              Principal Financial Officer and
                                              Chief Accounting Officer

                                    APPENDIX
                                    --------






                           ENDEAVOR ENERGY CORPORATION
                         Formerly Dujour Products, Inc.

                          (A Development Stage Company)


                                  June 30, 2007


                                   (Unaudited)










BALANCE SHEETS                                                              A-2

STATEMENTS OF OPERATIONS                                                    A-3

STATEMENTS OF CASH FLOWS                                                    A-4

NOTES TO THE FINANCIAL STATEMENTS                                           A-5

                           ENDEAVOR ENERGY CORPORATION
                         Formerly Dujour Products, Inc.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                       June 30,     December 31,
                                                         2007           2006
                                                     ------------   ------------
                                                      (Unaudited)
                                     ASSETS

CURRENT ASSETS

   Cash                                                 $  53,872   $       425

   Prepaid expenses and deposits                          639,518             -
                                                     ---------------------------


   Total Assets                                         $ 693,390     $     425
                                                     ===========================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued liabilities          $    257,935   $     5,481

   Due to related party                                     6,205         6,205
                                                     ---------------------------


   Total Liabilities                                      264,140        11,686
                                                     ---------------------------

STOCKHOLDERS' EQUITY
   Authorized:
       75,000,000 common shares, par value $0.001
       per share
   Issued and outstanding:
       61,466,201 and 61,080,000 common shares
       issued and outstanding                              61,466        61,080

   Additional paid in capital                             505,935       (22,980)

   Deficit accumulated during the development stage      (138,151)      (49,361)
                                                     ---------------------------


   Total Stockholders' Equity                             429,250       (11,261)
                                                     ---------------------------


   Total Liabilities and Stockholders' Equity        $    693,390   $       425
                                                     ===========================


                                        ENDEAVOR ENERGY CORPORATION
                                      Formerly Dujour Products, Inc.
                                       (A Development Stage Company)

                                         STATEMENTS OF OPERATIONS

                                                (Unaudited)





                             Cumulative
                             results from       Three           Three            Six             Six
                                May 14,         months          months          months          months
                               2004 to          ended           ended           ended           ended
                               June 30,        June 30,        June 30,        June 30,        June 30,
                                 2007            2007            2006            2007            2006
                             ------------    ------------    ------------    ------------    ------------
GENERAL AND
 ADMINISTRATIVE EXPENSES

  Office and general         $     25,080    $      7,229    $      6,125    $      7,286    $      6,822

  Professional fees               113,071          77,431           4,250          81,504          11,595
                             ----------------------------------------------------------------------------

NET LOSS FOR THE PERIOD      $   (138,151)   $    (84,660)   $    (10,375)   $    (88,790)   $    (18,417)
                             ============================================================================


BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                            $     (0.001)   $     (0.001)   $     (0.001)   $     (0.002)
                                             ============================================================

WEIGHTED AVERAGE NUMBER
 OF BASIC AND DILUTED
 COMMON SHARES OUTSTANDING                     61,186,512       9,727,033      61,133,256       9,574,365
                                             ============================================================









                                                   A-3


                                        ENDEAVOR ENERGY CORPORATION
                                       Formerly Dujour Products, Inc.
                                       (A Development Stage Company)

                                          STATEMENTS OF CASH FLOW

                                                (Unaudited)




                              Cumulative
                              results from       Three           Three            Six             Six
                                 May 14,         months          months          months          months
                                2004 to          ended           ended           ended           ended
                                June 30,        June 30,        June 30,        June 30,        June 30,
                                  2007            2007            2006            2007            2006
                              ------------    ------------    ------------    ------------    ------------



OPERATING ACTIVITIES
 Net loss for the period      $   (138,151)   $    (84,660)   $    (10,375)   $    (88,790)   $    (18,417)
                              ----------------------------------------------------------------------------
 Changes in non-cash
 working capital items
   Prepaid expenses and
   deposits                       (639,518)       (624,518)              -        (639,518)            -
   Accounts payable and
   accrued liabilities             257,935         248,630           3,000         252,454           5,000
                              ----------------------------------------------------------------------------


 Cash used by operating
  activities                      (519,734)       (460,548)         (7,375)       (475,854)        (13,417)
                              ----------------------------------------------------------------------------


FINANCING ACTIVITIES

 Common stock issued for cash      567,401         429,301          18,500         529,301          18,500
 Due to related party                6,205               -               -               -           3,506
                              ----------------------------------------------------------------------------

 Cash provided by financing
  activities                       573,606         429,301          18,500         529,301          22,006
                              ----------------------------------------------------------------------------

CASH INCREASE/(DECREASE)            53,872         (31,247)         11,125          53,447           8,589

CASH, BEGINNING OF PERIOD                -          85,119           2,602             425           5,138
                              ----------------------------------------------------------------------------

CASH, END OF PERIOD           $     53,872    $     53,872    $     13,727    $     53,872    $     13,727
                              ============================================================================





SUPPLEMENTAL DISCLOSURE:
 Interest paid                $          -    $          -    $          -    $          -    $          -
 Income taxes paid            $          -    $          -    $          -    $          -    $          -





                                                    A-4

--------------------------------------------------------------------------------
                           ENDEAVOR ENERGY CORPORATION
                         Formerly Dujour Products, Inc.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------
1.     Nature of Operations and Basis of Presentation

Endeavor Energy Corporation, formerly Dujour Products, Inc. ("Endeavor" or the "Company") was incorporated in the State of Nevada on May 14, 2004. To date, the Company has had no business operations and accordingly has generated no revenues.

On May 15, 2007, we executed a contingent sales and purchase agreement which sets forth the terms of our acquisition of 62.5% of 100% of the working interest in an Australian oil and gas exploration permit area known as Victoria Permit 60 ("Vic p60"). Final closing of the Vic P60 Agreement is contingent upon transfer of title from the sellers to Endeavor by the Australian government. The Permit comprises some 339,769 acres located in the Bass Strait of the Gippsland Basin of Victoria, Australia. As consideration for the Permit, we deposited $637,068 which will be refunded to us in event our purchase of the Permit fails to close due solely to the fault of the seller. For assisting us in the transaction, we paid a broker 800,000 shares of our restricted common stock plus a 9% overriding royalty interest in the acreage covered by the Permit. As a result, we will have a net revenue interest of a 44.125% in the prospect if the acquisition is completed.

Subsequent Event
On August 3, 2007, subsequent to the completion of our fiscal quarter ended June 30, 2007, the Company entered into a Stock Exchange Agreement (the "Agreement) with Endeavor Canada Corporation ("Endeavor Canada"). Endeavor Canada is an Alberta corporation involved in the exploration and development of oil and gas resources. Under the terms of the Agreement, the Company acquired all of the outstanding shares of Endeavor Canada from King Capital Corporation ("King Capital"), a corporation owned 100% by Endeavor Canada's chief executive officer, and two other employee-shareholders of Endeavor Canada. As consideration for the acquisition, we issued 9,000,000 shares of our restricted common stock to the shareholders of Endeavor Canada. Upon completion of the acquisition, we repaid $1,640,000 in principal and accrued interest payable to Endeavor Canada's convertible debenture holders with 1,093,165 shares of our restricted common stock at an agreed share price of $1.50 each.

For accounting purposes, our acquisition of Endeavor Canada constitutes a re-capitalization of our Company and the acquisition will be accounted for as a reverse merger whereby the Company, as the legal acquirer, is treated as the acquired entity, and Endeavor Canada, as the legal subsidiary, is treated as the acquiring company with the continuing operations.

Basis of Presentation
These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-KSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for any interim period or the entire year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006. The Company applies the same accounting policies and methods in these interim financial statements as those in the audited annual financial statements.

Going Concern
The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately attain profitable operations; accordingly, these factors raise doubt as to the Company's ability to continue as a going concern. These interim financial statements do not include adjustment and classification of assets and liabilities that might be necessary should the Company be unable to continue operations. The Company intends to fund initial operations through offerings of its common stock, and loans from affiliates and financial institutions.

2.     Capital Stock

On May 17, 2007, our Board of Directors approved, and one stockholder holding 42,000,000 shares (68.65%) of our outstanding common stock consented in writing, to an amendment of Our Articles of Incorporation to effect the following:

     1. A change in our name from "Dujour Products, Inc." to "Endeavor Energy Corporation."
     2. An increase the number of our authorized shares of common stock from 75,000,000 to 150,000,000.
     3.   The elimination of preemptive rights granted to common stockholders.
     4. The authorization of 10,000,000 shares of preferred stock for issuance with rights designated by our Board of Directors at its discretion..




























                                      A-6

--------------------------------------------------------------------------------