Form 10QSB
period 2007-09-30
Endeavor Energy CORP
filed 2007-12-05
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-52419

HOLLOMAN ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	77-0643398
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

521-3 AVENUE SW, CALGARY, ALBERTA, CANADA T2P 3T3
(Address of principal executive offices)

(403) 532-9954
(Issuer’s telephone number)

Endeavor Energy Corporation
521-3 Avenue S.W., Calgary, Alberta, Canada T2P 3T3
(Former name or address, if changed since last report)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐No ☒

As of November 30, 2007 the Company had 71,559,356 outstanding shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐No ☒

HOLLOMAN ENERGY CORPORATION
Formerly Endeavor Energy Corporation

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(UNAUDITED)

HOLLOMAN ENERGY CORPORATION
(formerly Endeavor Energy Corporation)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash	$37,301	$198,761
Accounts receivable	72,550	233,913
Prepaid expenses and deposits	118,504	4,291
Due from shareholder	-	23,593

	228,355	460,558

Equipment, net (Note 3)	16,304	1,955

Petroleum and natural gas properties, full cost method, net of depletion (Note 4)	757,375	486,528

Deposit on acquisition (Note 5)	639,487	-

Refundable deposit	5,026	51,074

Total Assets	$1,646,547	$1,000,115

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$622,137	$343,527
Loans payable (Note 6)	597,376	492,907
Convertible debentures (Note 9)	-	1,556,925
Due to related parties	677,701	-

	1,897,214	2,393,359

Asset retirement obligations (Note 7)	59,313	55,175

Total Liabilities	1,956,527	2,448,534

STOCKHOLDERS' EQUITY (DEFICIT)
Authorized (Holloman):
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding (Holloman):
9,000 and nil preferred shares	9	-
62,559,356 and 61,080,000 common shares	62,559	61,080
Authorized (FEH):
10,000,000 preferred shares, par value $0.001
150,000,000 common shares, par value $0.001
Issued and outstanding (FEH):
9,000,000 and nil preferred shares	9,000	-
Additional paid in capital	1,959,406	(61,079)
Other comprehensive income (loss)	(86,280)	13,987
Deficit accumulated during the development stage	(2,254,674)	(1,462,407)

Total Stockholders' Equity (Deficit)	(309,980)	(1,448,419)

Total Liabilities and Stockholders' Equity (Deficit)	$1,646,547	$1,000,115

HOLLOMAN ENERGY CORPORATION
(formerly Endeavor Energy Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results from May 5, 2006 to September 30, 2007	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006

REVENUE
Oil and natural gas sales, net of royalties	$64,883	$-	$-	$40,765	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Depletion, depreciation, and accretion	46,416	6,383	-	19,069	-
Interest	158,827	12,427	-	96,779	-
Consulting	89,140	41,403	5,507	89,140	5,507
Management fees	176,583	51,492	26,455	106,036	44,092
Office and general	420,366	53,770	24,390	174,023	31,869
Production	103,309	454	-	54,882	-
Professional fees	193,772	126,075	7,040	168,440	9,541
Salaries, wages, and benefits	149,386	42,296	-	119,655	-

	1,337,799	334,300	63,392	828,024	91,009

LOSS BEFORE THE FOLLOWING	(1,272,916)	(334,300)	(63,392)	(787,259)	(91,009)

OTHER ITEMS
Foreign exchange gain/(loss)	(68,378)	(4,426)	(25,063)	(5,917)	(25,063)
Provision for impairment of oil and gas properties	(914,289)	-	-	-	-
Interest income	909	-	-	909	-
Loss on derivative contract	-	(2,594)	-	-	-

	(981,758)	(7,020)	(25,063)	(5,008)	(25,063)

NET LOSS	$(2,254,674)	$(341,320)	$(88,455)	$(792,267)	$(116,072)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.007)	$(0.010)	$(0.035)	$(0.013)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		48,775,006	9,000,000	22,404,031	9,000,000

COMPONENTS OF OTHER COMPREHENSIVE LOSS
Net loss	$(2,254,674)	$(341,320)	$(88,455)	$(792,267)	$(116,072)
Foreign currency translation	(86,280)	(100,267)	-	(100,267)	-

Comprehensive loss	$(2,340,954)	$(441,587)	$(88,455)	$(892,534)	$(116,072)

HOLLOMAN ENERGY CORPORATION
(formerly Endeavor Energy Corporation)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

							Deficit
							Accumulated
	Common Shares		Preferred Shares		Additional		During	Total
	Number		Number		Paid In	Comprehensive	Development	Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Income/(Loss)	Stage	Equity

Balance, May 5, 2006	100	$1	-	$-	$-	$-	$-	$1

Net loss for the period ended December 31, 2006	-	-	-	-	-	13,987	(1,462,407)	(1,448,420)

Balance, December 31, 2006	100	1	-	-	-	13,987	(1,462,407)	(1,448,419)

Issued by the Company on acquisition of ECC in August 2007	-	-	9,000	9	-	-	-	9

Issued by FEH on acquisition of ECC August, 2007	-	-	9,000,000	9,000	(9,000)	-	-	-

Adjustment to give effect to acquisition of ECC in August 2007	61,466,201	61,466	-	-	505,935	-	-	567,401

Shares of ECC acquired by legal parent	(100)	(1)	-	-	-	-	-	(1)

Net liabilities assumed in reorganization	-	-	-	-	(176,169)	-	-	(176,169)

Shares issued at $1.50 per share in August 2007 on conversion of ECC debentures	1,093,155	1,093	-	-	1,638,640	-	-	1,639,733

Net loss for the period ended September 30, 2007	-	-	-	-	-	(100,267)	(792,267)	(892,534)

Balance, September 30, 2007	62,559,356	$62,559	9,009,000	$9,009	$1,959,406	$(86,280)	$(2,254,674)	$(309,980)

HOLLOMAN ENERGY CORPORATION
(formerly Endeavor Energy Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS STATEMENT

	Cumulative results from May 5, 2006 to September 30, 2007	Nine months ended September 30, 2007	Nine months ended September 30, 2006

OPERATING ACTIVITIES
Net loss	$(2,254,674)	$(792,267)	$(116,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, and accretion	46,416	19,069	-
Foreign exchange loss	41,385	27,398	-
Interest accrued	155,319	96,421	-
Provision for impairment of oil and gas properties	914,289	-	-
Loss on derivative contract	-	-	-
Changes in non-cash working capital items
Accounts receivable	(72,518)	161,395	(31,378)
Prepaid expenses and deposits	(72,456)	(68,165)	(4,033)
Accounts payable and accrued liabilities	500,131	209,651	4,393

Cash used by operating activities	(742,108)	(346,498)	(147,090)

FINANCING ACTIVITIES
Common stock issued for cash	1	-	1
Convertible debentures issued	1,500,000	-	1,500,000
Loans payable	590,022	97,115	-
Due to related parties	451,988	475,581	49,493

Cash provided by financing activities	2,542,011	572,696	1,549,494

INVESTING ACTIVITIES
Equipment acquired	(23,579)	(21,057)	-
Petroleum and natural gas expenditures	(1,651,452)	(279,030)	(1,191,407)
Cash acquired on acquisition	12,696	12,696	-
Refundable deposit	-	-	(4,483)

Cash used by investing activities	(1,662,335)	(287,391)	(1,195,890)

EFFECT OF TRANSLATION ADJUSTMENTS	(100,267)	(100,267)	-

INCREASE (DECREASE) IN CASH	37,301	(161,460)	206,514

CASH, BEGINNING	-	198,761	-

CASH, ENDING	$37,301	$37,301	$206,514

SUPPLEMENTAL DISCLOSURE:
Interest paid	$315	$233	$-
Income taxes paid	$-	$-	$-

OTHER NON-CASH TRANSACTIONS: Refer to Notes 8 and 9

HOLLOMAN ENERGY CORPORATION
Formerly Endeavor Energy Corporation
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)

1.	NATURE OF OPERATIONS

Holloman Energy Corporation, formerly Endeavor Energy Corporation (“Holloman” or the “Company”) was incorporated in the State of Nevada on May 14, 2004.

On August 3, 2007 the Company acquired Endeavor Canada Corporation (“Endeavor”), an Alberta corporation involved in the exploration and development of oil and gas, for 9,000 shares of the Company’s Series A Preferred stock and 9,000,000 shares of the preferred stock of the Company’s wholly owned subsidiary, First Endeavor Holdings (“FEH”). Each Series A Preferred share is convertible into one share of the Company’s common stock and is entitled to 1,000 votes on any matter submitted to the Company’s shareholders for approval. The 9,000,000 preferred shares of FEH are, at the option of the holder of the shares, convertible into 9,000,000 shares of the Company’s common stock.

For accounting purposes, the acquisition of Endeavor constitutes a re-capitalization and the acquisition was accounted for as a reverse merger whereby Endeavor is deemed to have acquired Holloman. As a result, the financial statements reflect the historical operations of Endeavor and the operations of Holloman subsequent to August 3, 2007, the date of the reverse merger.

Endeavor was incorporated under the laws of the Province of Alberta on May 5, 2006. The Company is in the business of acquiring and participating in development stage oil and gas properties in Alberta. Its principal executive offices are presently headquartered in Calgary, Alberta.

The Company is in the development stage and its efforts have been principally devoted to the raising of capital, organizational infrastructure development and the acquisition of oil and gas properties for the purpose of future extraction of resources.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

These financial statements have been prepared assuming the Company will continue as a going concern, which presumes the realization of assets and the payment of liabilities in the ordinary course of business. The Company has not generated positive cash flow since inception and has incurred operating losses and will need working capital for its future

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going concern (cont’d)

planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to finance ongoing operations. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue its operations.

Basis of presentation

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year. These interim consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2006 and the financial statements of Endeavor for the initial period ended December 31, 2006 filed on Form 8-K on August 9, 2007. . The Company applies the same accounting policies and methods in these interim financial statements as those in the audited annual financial statements.

Use of estimates

The process of preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. Significant items subject to such estimates and assumptions include estimates of proved reserves, related present value estimates of future net revenue, the carrying value of oil and gas properties, asset retirement obligations, income taxes, and legal and environmental risks and exposure.

Joint venture operations

Substantially all of the Company’s petroleum and natural gas exploration and production activities are conducted jointly with others; accordingly, these financial statements reflect only the Company’s proportionate interest in such activities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Petroleum and natural gas properties

The Company follows the full cost method of accounting for its petroleum and natural gas properties; accordingly, all costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized. Internal costs incurred that are directly identified with acquisition, exploration and development activities undertaken by Holloman for its own account, and which are not related to production, general corporate overhead or similar activities, are also capitalized. Interest costs incurred and attributable to unproved oil and gas properties under current evaluation and major development projects of oil and gas properties are also capitalized. All costs related to production activities, including work over costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense as incurred.

Under the full cost method of accounting, the net book value of petroleum and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net revenues, discounted at 10% per annum, from proved oil and natural gas reserves plus the lower of cost and net realizable value of unproven properties not subject to depletion. Estimated future net revenues exclude future cash outflows associated with settling asset retirement obligations included in the net book value of oil and gas properties. Such limitations are imposed and are tested quarterly. In calculating future net revenues, prices and costs used are those as of the end of the appropriate quarterly period. These prices are not changed except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including designated cash flow hedges in place. Holloman had no such hedges outstanding at September 30, 2007.

Any excess of the net book value, less related deferred taxes, over the ceiling is included in depletion expense. An expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

Capitalized costs are depleted by an equivalent unit-of-production method, converting gas to oil at the ratio of six thousand cubic feet of natural gas to one barrel of oil. Depletion is calculated using the capitalized costs, including estimated asset retirement costs, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values.

Unproved properties are excluded from amortized capitalized costs until it is determined whether or not proved reserves can be assigned to such properties. The Company assesses its unproved properties for impairment quarterly. Significant unproved properties are assessed individually. Costs of insignificant unproved properties are transferred to amortizable costs over average holding periods ranging from three years for onshore properties to seven years for offshore properties.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Petroleum and natural gas properties (continued)

No gain or loss is recognized upon disposal of oil and gas properties unless such disposal significantly alters the relationship between capitalized costs and proved reserves.

Property and equipment

Property and equipment is recorded at historical cost. The declining-balance method is used for the assets at the following annual rates:

Computer equipment	45%
Furniture and equipment	20%

The half year rule is applied in the year of acquisition and no amortization is provided for in the year of disposal.

Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

Asset retirement obligations

The Company recognizes a liability for asset retirement obligations in the period in which they are incurred and in which a reasonable estimate of such costs can be made. Asset retirement obligations include those legal obligations where the Company will be required to retire tangible long-lived assets such as producing well sites. The asset retirement obligation is measured at fair value and recorded as a liability and capitalized as part of the cost of the related long-lived asset as an asset retirement cost. The asset retirement obligation accretes until the time the asset retirement obligation is expected to settle while the asset retirement costs included in oil and gas properties are amortized using the unit-of-production method.

Amortization of asset retirement costs and accretion of the asset retirement obligation are included in depletion, depreciation, and accretion. Actual asset retirement costs are recorded against the obligation when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred is recorded in depletion, depreciation, and accretion.

Environmental

Oil and gas activities are subject to extensive federal and provincial environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Environmental (cont’d)

Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when an environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. To date, the Company has not recognized any environmental obligations as production has been insignificant.

Cash and cash equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents.
Revenue recognition

Revenue is recognized from oil sales when the oil is delivered to the buyer and from gas sales when the gas passes through the pipeline at the delivery point. Revenue from the sale of oil and gas is recognized based on volumes delivered to customers at contractual delivery points and rates.

Income taxes

Income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Stock based compensation

The Company records compensation expense in the financial statements for share based payments using the fair value method pursuant to the Financial Accounting Standards Board Statement (“FASB”) No. 123R. The fair value of share-based compensation to employees will be determined using the Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods and services received. Share-based compensation is expensed with a corresponding increase to share capital. Upon the exercise of the stock options, the consideration paid is recorded as an increase in share capital.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock based compensation (cont’d)

There were no options granted during the period ended September 30, 2007 or since inception.

General and administrative expenses

General and administrative expenses are reported net of amounts reimbursed by working interest partners of the petroleum and natural gas properties operated by the Company and net of amounts capitalized pursuant to the full cost method of accounting.

Foreign currency transactions

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ deficit, whereas gains or losses resulting from foreign currency transactions are included in the results of operations.

Financial instruments

All significant financial assets, financial liabilities, and equity instruments of the Company are either recognized or disclosed in these financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk, and credit risk.

Loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Diluted loss per share is computed after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants, contingent stock, and conversion of debentures. The dilutive effect of potential common shares is not considered in the EPS calculation as the impact is anti-dilutive.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently issued accounting standards

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

3.	EQUIPMENT

	September 30, 2007
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$17,934	$6,428	$11,506
Furniture and equipment	5,645	847	4,798
	$23,579	$7,275	$16,304

	December 31, 2006
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$2,522	$567	$1,955

4.	PETROLEUM AND NATURAL GAS PROPERTIES

The costs incurred in petroleum and natural gas property acquisition and exploration activities are summarized as follows:

Balance, May 5, 2006	$-
Acquisition costs	1,343,942
Exploration costs	28,480
Asset retirement obligation	52,607
Impairment of oil and gas properties	(914,289)
Depletion	(26,780)

Balance, December 31, 2006	486,528
Exploration costs	279,030
Depletion	(8,183)

Balance, September 30, 2007	$757,375

5.	DEPOSIT ON ACQUISITION

The Company has entered into an Asset Purchase Agreement whereby the Company is to acquire a 62.5% working interest and associated assets and contract rights located in the offshore waters in the Bass Strait of Victoria, Australia, specifically the oil and gas exploration permit covering 339,769 acres, more or less, known as VIC/P60. The purchase price for the interest is $639,487 which has been paid and 800,000 shares of restricted common stock, which have not yet been issued, and the Company has also agreed to pay a 19.5% overriding royalty interest. The closing of this transaction is subject to the receipt of the approval by the Commonwealth of Australia to transfer title of the permit.

6.	LOANS PAYABLE

The loans payable at September 30, 2007 are as follows:

	September 30, 2007	December 31, 2006
Loan for $450,000 is from an unrelated party, is non-secured, bears interest at 10% per annum and is due on December 15, 2007	$450,000	$450,000
Loan for $50,261 (CDN$50,000) is from an unrelated party, is non-secured, non-interest bearing and is due on demand.	50,261	42,907
Loan for $75,000 is from an unrelated party, is non-secured, non-interest bearing and is due on demand.	75,000	-
Loan for $22,115 (CDN$22,000) is from an unrelated party, is non-secured, non-interest bearing and is due on demand.	22,115	-
	$597,376	$492,907

7.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation was estimated based on the Company’s net ownership interest in all oil and gas properties, the estimated cost to abandon and reclaim the properties, and the estimated timing of the cost to be incurred in future periods. The total undiscounted amount of the estimated future cash flows required to settle the retirement obligation is approximately $107,520 which will be incurred over the next 7 years with the majority of costs incurred between 2009 and 2012. A credit adjusted risk-free rate of ten percent was used to calculate the fair value of the asset retirement obligation.

7.	ASSET RETIREMENT OBLIGATIONS (continued)

Following is a reconciliation of the asset retirement obligation:

Balance, May 5, 2006	$-
Liability incurred	52,607
Accretion expense on discounted obligation	2,568

Balance, December 31, 2006	55,175
Accretion expense on discounted obligation	4,138

Balance, September 30, 2007	$59,313

8.	PREFERRED SHARES

The Company and FEH are each authorized to issue 10,000,000 preferred shares with a par value of $0.001 per share. At September 30, 2007 there were 9,000 (nil - December 31, 2006) preferred shares outstanding that are allotted and will be issued subsequent to the period end.

On August 3, 2007 the Company acquired Endeavor for 9,000 shares of the Company’s Series A Preferred stock and 9,000,000 shares of the preferred stock of the Company’s wholly owned subsidiary, FEH. Each Series A Preferred share is convertible into one share of the Company’s common stock and is entitled to 1,000 votes on any matter submitted to the Company’s shareholders for approval. The 9,000,000 preferred shares of FEH are, at the option of the holder of the shares, convertible into 9,000,000 shares of the Company’s common stock.

Endeavor was owned by Cameron King, the Company’s president and principal executive officer, and two other shareholders of Endeavor.

9.	COMMON SHARES

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001.

Share transactions for the period January 1, 2007 to August 3, 2007:

On January 31, 2007, a majority of shareholders and the directors of the Company approved a special resolution to undertake a forward stock split of the common stock of the Company on a 6 new shares for 1 old share basis whereby 50,900,000 common shares were issued pro-rata to shareholders of the Company as of the record date on December 27, 2006. All references to the number of common shares, price per share, and weighted average number of common shares reflect this 6:1 stock split on a retroactive basis.

9.	COMMON SHARES (continued)

On March 2, 2007, the Company issued 100,000 units at $1.00 per unit for gross proceeds of $100,000. Each unit consists of one share and one share purchase warrant. Each warrant permits the holder to purchase one common share of the Company at a price of $1.75 per share for two years following closing, or until March 2, 2009.

On June 1, 2007 the Company issued 99,535 units at $1.50 per unit for gross proceeds of $149,303. Each unit consists of one share and one share purchase warrant. Each warrant permits the holder to purchase one common share of the Company at a price of $3.00 per share for two years following closing, or until June 1, 2009.

On June 1, 2007 the Company issued 66,666 units at $1.50 per unit for gross proceeds of $99,999. Each unit consists of one share and one share purchase warrant. Each warrant permits the holder to purchase one common share of the Company at a price of $3.00 per share for two years following closing, or until June 1, 2009.

On June 28, 2007 the Company issued 66,666 units at $1.50 per unit for gross proceeds of $99,999. Each unit consists of one share and one share purchase warrant. Each warrant permits the holder to purchase one common share of the Company at a price of $3.00 per share for two years following closing, or until June 28, 2009.

Share transactions for the period August 3, 2007 to September 30, 2007:

On August 30, 2007, the Company agreed to issue 1,093,155 common shares at $1.50 per share upon the conversion of $1,500,000 in convertible debentures plus accrued interest issued by Endeavor.

The number of common shares outstanding includes 1,313,155 common shares that are allotted and will be issued subsequent to the period end.

10.	OPTIONS

The Company has not adopted a stock option plan. At September 30, 2007, the Company had no stock options outstanding.

11.	WARRANTS

At September 30, 2007, the Company had 100,000 warrants outstanding entitling the holder to purchase one common share of the Company at a price of $1.75 per share for two years, or until March 2, 2009.

At September 30, 2007, the Company had 166,201 warrants outstanding entitling the holder to purchase one common share of the Company at a price of $3.00 per share for two years, or until June 1, 2009.

11.	WARRANTS (continued)

At September 30, 2007, the Company had 66,666 warrants outstanding entitling the holder to purchase one common share of the Company at a price of $3.00 per share for two years, or until June 28, 2009.

12.	RELATED PARTY TRANSACTIONS

Management fees totaling $106,037 ($44,092 - September 30, 2006) were accrued or paid to a company owned by the President of the Company. The fees were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Management is of the opinion that these fees were undertaken with the same terms and conditions as transactions with unrelated parties.

At September 30, 200, $671,496 ($23,593) - December 31, 2006) is due to a company owned by the President and $6,205 ($nil - December 31, 2006) is due to the former President. The amounts due to are unsecured, non-interest bearing and have no specified terms of repayment.

13.	SUBSEQUENT EVENTS

On November 21, 2007, the Company completed an acquisition with Holloman Petroleum Pty., an Australian company, for the transfer of all title and interest of PEL 108, PEL 109, and PEL 112 located onshore in the Cooper Basin; WA-372, WS-373, and WS-395 located offshore North West Australia in the Barrow Sub-Basin; and the remaining 37.5% of the offshore VIC/P60 concession located in the Bass Strait of Victoria, Australia. The Company issued 18,600,000 common shares representing 30% of the issued and outstanding shares of the Company.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors, including the risk factors outlined in our latest Form 10-KSB and in our Form 8K filed with Securities Exchange Commission on August 9, 2007, and, from time to time, in other reports we file with the U.S. Securities and Exchange Commission (“SEC). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

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

We were incorporated on May 14, 2004 in Nevada. Between May 2004 and August 2007 we were relatively inactive.

On August 3, 2007 we acquired Endeavor Canada Corporation (“Endeavor Canada”), an Alberta corporation involved in the exploration and development of oil and gas, for 9,000 shares of our Series A Preferred stock and 9,000,000 shares of the preferred stock of our wholly owned subsidiary, First Endeavor Holdings. Each Series A Preferred share is convertible into one share of our common stock and is entitled to 1,000 votes on any matter submitted to our shareholders for approval. The preferred shares of First Endeavor Holdings are, at the option of the holder of the shares, convertible into 9,000,000 shares of our common stock. A more detailed description of the acquisition of Endeavor Canada, its assets and financial condition, is available in our 8-K report filed with Securities Exchange Commission on August 9, 2007.

For accounting purposes, our acquisition of Endeavor Canada constitutes a recapitalization and the acquisition was accounted for as a reverse merger whereby Endeavor Canada is deemed to have acquired us. As a result, our financial statements reflect the historical operations of Endeavor Canada and our operations subsequent to August 3, 2007, the date of the reverse merger.

Endeavor Canada was incorporated in May 2006. Between May 2006 and December 2006 Endeavor Canada acquired its oil and gas properties in Alberta, Canada but was otherwise relatively inactive. As a result, a comparison of our operations for the nine months ended September 30, 2007 with our operations for the nine months ended September 30, 2006 is not meaningful.

As of September 30, 2007 our only revenues were from the sale of gas from wells in Alberta, Canada. We have a 100% working interest in three wells, a 50% working interest in three wells and a 40% working interest in the remaining six wells. As of September 30, 2007 four of the wells were producing approximately 1,000 mcf of gas per day (500 mcf of gas net to our working interest in these wells) and the remaining eight wells were shut in. Although the shut in wells are capable of producing gas, we do not believe it is economical at the present time to extend a pipeline to these wells due to the current price of natural gas.

For the nine months ended September 30, 2007 we incurred a net loss $(792,267).

Plan of Operation

We originally intended to be a specialized brand licensing and promotional merchandiser. However we were not able to identify a sufficient number of suitable products which would be available to us. Accordingly, we determined to focus on the exploration, development and acquisition of oil and gas properties.

Our plan of operations is built upon three strategies. Our first strategy involves expansion through drilling and land acquisition. The Canadian Province of Alberta provides public disclosure of seismic and production information. For that reason, a wealth of published information is available for use in developing and refining a drilling plan. We believe the use of this information modifies the risk of exploration and leads to better land purchases and faster development drilling. In addition, major developers in Alberta have scaled back drilling of small to moderate producing wells in favour of larger prospects. This decrease in activity has released drilling rigs and reduced drilling costs related to multi-well drilling plans. It also creates an incentive for major producers to execute farm-in agreements with smaller developers to maintain the activity required to fulfil lease obligations. With respect to this element of our growth strategy, we intend to target the development of wells we predict will produce a minimum of 30- 60 barrels of oil equivalent per day. Our exploration program contemplates the drilling of twenty-three wells at a cost which may exceed $10,000,000.

Our second growth strategy focuses upon the purchase of ongoing oil and gas production. Our goal is the identification, financing and purchase of approximately 2,000 barrel oil equivalent per day during the upcoming twelve to eighteen months.

The final element of our growth strategy calls for the identification, financing and purchase of a high-risk, potentially high-return international oil concessions. We believe an acquisition of this type compliments our fundamental drilling and acquisition strategies.

In keeping with the third element of our growth strategy, on May 15, 2007 we signed a contingent sales and purchase agreement for the acquisition of a 62.5% working interest in an Australian oil and gas exploration permit area known as Victoria Permit 60 (“Vic P60”). Final closing of the Vic P60 Agreement is contingent upon transfer of title from the sellers to Endeavor by the Australian government. The VIC P60 Permit comprises 339,769 acres in the Bass Strait of the Gippsland Basin of Victoria, Australia. As consideration for the Permit, we deposited $639,487 with the seller which will be refunded to us in event our purchase of the Permit fails to close due solely to the fault of the seller. For assisting us in this transaction we agreed to pay a broker 800,000 shares of our restricted common stock plus a 9% overriding royalty interest in the acreage covered by the Permit.  As a result, we will have a net revenue interest of a 44.125% in the prospect if the acquisition is completed. We also have committed to complete the work program required by the VIC P60 Permit for the remaining four years of the concession’s six year term. We project that seismic work, interpretation of data and related work will require an investment of $6 to $9 million during the upcoming twelve to eighteen months. Further, the Permit requires us to drill at least one well before November 2009. We estimate the cost of drilling that well will approximate $22 million. In the event we complete this acquisition, we will attempt to joint venture this prospect with third parties which will pay a portion of the costs required to explore for oil and gas in the area covered by the Permit.

The $639,487 we deposited in connection with the VicP60 Agreement was provided by a non-interest bearing advance of $450,000 from King Capital Corporation (“King Capital”), a company owned by our chief executive officer and proceeds from the sale of our restricted common stock.

On November 21, 2007 we acquired Holloman Petroleum Pty. Ltd., a privately held Australian-based company, for 18,600,000 shares of our common stock. Prior to the acquisition Holloman Petroleum Pty. was a majority owned subsidiary of Holloman Oil & Gas, Ltd. Holloman Oil & Gas Ltd., which received 17,237,500 shares of our common stock in connection with the acquisition, is a wholly owned subsidiary of Holloman Corporation of Houston, Texas. As a condition of the acquisition of Holloman Petroleum Pty., Mark Stevenson, President and CEO of Holloman Corporation, and Eric Prim, Vice President of Holloman Corporation, were appointed to our Board of Directors. Other shareholders of Holloman Petroleum Pty. received the remaining 1,362,500 shares.

Upon receiving the approval of the Australian government for the transfer of titles, Holloman Petroleum Pty.’s assets will consist of seven oil and gas permits awarded by the Australian government upon successful bid selection. These permits, which have remaining terms ranging from three to five years, cover 6,873 square kilometers (1,698,355 acres) of land in the Cooper basin and 2,589 square kilometers (639,755 acres) offshore in the Gippsland basin and Barrow sub-basin. The holder of the permits is required to drill wells and complete other work on the lands covered by the permits. If we elect to drill all the wells and perform all other work required by the permits, very early estimates suggest that the cost will be well over $200,000,000 over the terms of the permits.

Liquidity and Capital Resources

Our operations have been financed from the sale of our common stock, the sale of convertible notes, loans from unrelated third parties and advances from King Capital. The advances from King Capital, ($410,000) a company owned by our chief executive officer, are unsecured, non-interest bearing, and payable upon demand.

Following the acquisition of Endeavor Canada, we agreed to repay $1,640,000 in principal and accrued interest payable to Endeavor Canada’s note holders with 1,093,165 shares of our restricted common stock at an agreed share price of $1.50.

We expect to incur substantial costs associated with our transition to our new business. Those costs will include amounts required to pay an executive team, engineers, consultants support staff capable of managing our oil and gas business plus related administrative expenses. We may be required to add fifteen to twenty new employees together with office facilities and administrative support for that group. We will also incur significant travel and financing costs.

Our material future contractual obligations as of September 30, 2007 are shown below:

		Amounts due during twelve months ending September 30,
Description	Total	2008	2009	2010

Loan Payments	$597,376	$597,376	--	--

We are attempting to raise the capital required to implement our business plan. We believe our plan of operations we will require approximately $20,000,000 in financing over the next twelve months.

As of September 30, 2007 we had a working capital deficit of $1,668,859.

If we are unable to raise the financing we need, our business plan may fail and our stockholders may loose their investment. There can be no assurance that we will be successful in raising the capital we require, or that if the capital is offered, it will be subject to terms we consider acceptable. Investors should be aware that even in the event we are able to raise the funds we require, there can be no assurance that we will succeed in our drilling or production plans and we may never be profitable.

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

Net Loss per Share

We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” (“SFAS 128”), SEC Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted EPS.” Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) adjusted for interest expense and amortization of debt issuance costs, if any, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and convertible securities. The calculation of diluted net loss per share does not include potential shares of common stock equivalents for the quarter ended June 30, 2007, as their impact on net loss per share would be antidilutive.

ITEM 3.	CONTROLS AND PROCEDURES

Cameron King, our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007, and in his opinion our disclosure controls and procedures are not effective in that we were not able to prepare accurate financial statements so as to permit the timely filing of our 10-QSB report for the three months ended September 30, 2007.

In addition to the above, during the course of its review of our September 30, 2007 financial statements, our auditors, Dale Matheson Carr-Hilton Labonte, LLP, advised us that we presently do not have accounting personnel capable of accounting for complex transactions and hence we have difficulty preparing our financial statements (including footnotes to the financial statements) in accordance with generally accepted accounting principles. We plan to hire qualified accounting and administrative personnel as soon as we are able to raise additional capital. In the meantime, we plan to use an independent consulting firm to assist us in the preparation of our future quarterly and year-end financial statements.

PART II -OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

Note 10 to the financial statement included with this report lists all shares of our common stock we issued or sold during the nine months ended September 30, 2007.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares. We believe that each investor had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of an investment in our securities. Each investor was knowledgeable about our operations and financial condition. We did not pay any sales commissions in connection with the sale of these shares.

ITEM 6.	EXHIBITS

Number	Description

31	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION

Date: December 4, 2007

By:	/s/ Cameron King
Cameron King Chief Executive Officer, Principal Financial Officer and Chief Accounting Officer