Form 10KSB
period 2007-12-31
Holloman Energy CORP
filed 2008-04-15
CIK 1324736

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2007.

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            For the transition period from ____ to ____.

                        Commission File Number: 000-52419

                           HOLLOMAN ENERGY CORPORATION
                     --------------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

              Nevada                                    77-0643398
---------------------------------          -----------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

      5257 West Interstate 20, Odessa, Texas               79769-9410
      --------------------------------------              ------------
(Address of Issuer's Principal Executive Offices)          (Zip Code)

Issuer's telephone number:     (432) 381-2050

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ _ ]

Indicate by check mark whether the  registrant  is a shell company (as defined
in Rule 12b-2 of the Exchange).  Yes  [ _ ]    No  [ x ]

Issuer's revenues for its most recent fiscal year were $58,957

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2008 was approximately $3,667,000.

As of March 31, 2008 the Company had 81,219,358 outstanding shares of common stock.

Transitional Small Business Disclosure Format (check  one):  Yes  [ ]  No   [X]

                                    PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

Cautionary Statement Concerning Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, indicates a forward-looking statement.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Stockholders are cautioned not to place undue reliance on any forward-looking statements, which speak only to the date made. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to:

    o   our ability to finance our business plan;

    o our ability to deal effectively with competition and manage our growth;

    o the success or commercial viability of our exploration and drilling plans;

    o   our  ability  to  effectively  judge  acquisition   opportunities  and
        integrate acquired assets;

    o general economic and business conditions and changes in consumer and business consumption habits.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this filing are based on information available to us on the date of the filing. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this filing

Business

We were incorporated on May 14, 2004 in Nevada. Between May 2004 and May 2007 we were relatively inactive. During July 2007, we changed our name from Dujour Products, Inc. to Endeavor Energy Corporation. On September 25, 2007 we changed our name to Holloman Energy Corporation.

We originally intended to be a specialized brand licensing and promotional merchandiser. However we were not able to identify a sufficient number of suitable products which would be available to us. Accordingly, we determined to focus on the exploration, development and acquisition of oil and gas properties. We currently focus all of our exploration and development efforts in Australia.

In May 2007 we acquired a 62.5% working interest in an Australian oil and gas exploration permit area known as Victoria Permit 60 ("Vic P60"). In connection with the acquisition of Holloman Petroleum Pty, Ltd., as described below, we acquired the remaining 37.5% working interest in the Vic P60 permit. We paid $639,487 to a group of unrelated parties for the Permit following the approval of the transfer of the permit by the Australian government. For assisting us in this transaction we also agreed to pay a broker 800,000 shares of our restricted common stock plus a 9% overriding royalty interest in the acreage covered by the Permit. As a result, we have a net revenue interest of a 81.625% in the prospect. The VIC P60 Permit comprises 339,769 acres in the Bass Strait of the Gippsland Basin of Victoria, Australia. As the holder of the permit we committed to complete the work program required by the VIC P60 Permit. We project that seismic work, interpretation of data and related work will require an investment of $6 to $9 million prior to October 2008. The Permit also requires us to drill at least one well before November 2009. We estimate the cost of drilling that well will approximate $57 million. Our plan is to joint venture this prospect with third parties which will pay a substantial portion of the costs required to explore for oil and gas in the area covered by the Permit.

On August 3, 2007 we acquired Endeavor Canada Corporation ("Endeavor Canada"), an Alberta corporation involved in the exploration and development of oil and gas, for 9,000 shares of our Series A Preferred stock and 9,000,000 shares of the Class A preferred stock of our wholly owned subsidiary, First Endeavor Holdings. Each Series A Preferred share is convertible into one share of our common stock and is entitled to 1,000 votes on any matter submitted to our shareholders for approval. The Class A preferred shares of First Endeavor Holdings are, at the option of the holder of the shares, convertible into 9,000,000 shares of our common stock. Cameron King, one of our former officers and directors, owned a controlling interest in Endeavor Canada at the time of this transction and received 6,500 Series A Preferred shares and 6,500,000 First Endeavor Holdings Class A preferred shares in exchange for his shares in Endeavor Canada.

On November 21, 2007 we acquired Holloman Petroleum Pty. Ltd. for 18,600,000 shares of our common stock. Holloman Petroleum Pty.'s assets consist of working interests, varying between 37.5% and 100%, in seven oil and gas permits awarded by the Australian government, including the remaining 37.5% working interest in the Vic P60 permit. These permits, which have remaining terms expiring between June 2008 and February 2013, cover 6,873 square kilometers (1,698,355 acres) of land in the Cooper basin and 2,589 square kilometers (639,755 acres) offshore in the Gippsland basin and Barrow sub-basin. The holder of the permits is required to drill wells and complete other work on the lands covered by the permits. If we elect to drill all the wells and perform all other work required by the permits, very early estimates suggest that the cost will be over $15,000,000 during the twelve months ending March 31, 2009 and well over $200,000,000 over the terms of the permits.

On February 15, 2008 we disposed of our interest in Endeavor Canada. As part of this process, we transferred all outstanding shares of Endeavor Canada to Cameron King. In consideration for the transfer of these shares, the 6,500 shares of our Series A Preferred stock and the 6,500,000 Class A Preferred shares of First Endeavor Holdings previously issued to Mr. King were returned to us and cancelled.

As of February 15, 2008 Endeavor Canada had a 100% working interest in one well, a 50% working interest in four wells, a 40% working interest in seven wells and working interests of 25% or less in two wells. As of February 15, 2008 six of the wells were producing a total of approximately 2,540 mcf of gas per month (1,140 mcf of gas net to Endeavor Canada's working interest in these wells) and the remaining eight wells were shut in due to required maintenance or the current price of natural gas.

On December 19, 2007 we entered into an agreement with DVM International Ltd. with respect to the PEL 109 and PEL 112 oil and gas concessions in the Cooper Basin in Australia. The agreement gave DVM the right to earn a working interest in the concessions by drilling one or more wells on the lands covered by the concessions. DVM never drilled any wells and on March 25, 2008 we terminated our agreement with DVM.

On March 7, 2008 we entered into an agreement with Holloman Oil & Gas which granted Holloman Oil & Gas the right to earn a 66.667% working interest in the PEL 112 permit, which covers approximately 821,500 acres in the Cooper basin of Australia. To earn this working interest, Holloman Oil & Gas agreed to:

     1. Fund the costs required to drill, and if warranted, complete three wells on the PEL 112 by June 10, 2008; and

     2. Pay us a 1.33% overriding royalty on gross revenues generated from the sale of any oil or gas produced from wells drilled on the PEL 112.

We have the right to earn up to a one-third working interest in the PEL 112 concession by paying, prior to the time any well has reached 50% of the expected total depth, our proportionate share of the cost of drilling any of the wells involved in the three-well drilling program. We also have the right to earn up to a one-third working interest in any future wells drilled on the PEL 112 (over and above the initial three-well drilling program) by paying our proportionate share of the cost of drilling the wells.

In March 2008  Holloman  Oil & Gas drilled its first  exploratory  well on PEL
112. The well was drilled to approximately 6,000 feet and was a dry hole. The terms of the PEL 112 permit and the two related permits covering lands in the Cooper basin require us to drill two additional wells prior to June 10, 2008.

We did not participate in drilling any wells during the year ended December 31, 2007.

As of March 31, 2008 we did not have any proven oil or gas reserves and we did not have any revenue.

During the remainder of 2008 we plan to enter into joint venture agreements with third parties to explore for oil and gas in the Cooper, Gippsland and Barrow basins of Australia.

Competition
-----------

The petroleum and natural gas industry is highly competitive. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas properties as well as for the services of third party providers, such as drilling companies, upon which we rely. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do. Many of these companies not only explore for, produce and market petroleum and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis which may provide them with additional sources of capital. Larger and better capitalized competitors may be in a position to outbid us for particular prospect rights. These competitors may also be better able to withstand sustained periods of unsuccessful drilling. Larger competitors may be able to absorb the burden of any changes in laws and regulations more easily than we can, which would adversely affect our competitive position. In addition, most of our competitors have been operating for a much longer time and have demonstrated the ability to operate through industry cycles.

Petroleum and natural gas producers also compete with other suppliers of energy and fuel to industrial, commercial and individual customers. Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the governments and/or agencies thereof and other factors out of our control including, international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

Regulation
----------

The exploration, production and sale of oil and gas are extensively regulated by governmental bodies. Applicable legislation is under constant review for amendment or expansion. These efforts frequently result in an increase in the regulatory burden on companies in our industry and consequently an increase in the cost of doing business and decrease in profitability. Numerous governmental departments and agencies are authorized to, and have, issued rules and regulations imposing additional burdens on the oil and gas industry that often are costly to comply with and carry substantial penalties for failure to comply. Production operations are affected by changing tax and other laws relating to the petroleum industry, by constantly changing administrative regulations and possible interruptions or termination by government authorities.

Oil and gas mineral rights may be held by individuals, corporations or governments having jurisdiction over the area in which such mineral rights are located. As a general rule, parties holding such mineral rights grant licenses or leases to third parties to facilitate the exploration and development of these mineral rights. The terms of the leases and licenses are generally established to require timely development. Notwithstanding the ownership of mineral rights, the government of the jurisdiction in which mineral rights are located generally retains authority over the manner of development of those rights.

Environmental Considerations
----------------------------

Our operations are also subject to a variety of constantly changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations can result in the imposition of substantial fines and penalties as well as potential orders suspending or terminating our rights to operate. Some environmental laws to which we are subject provide for strict liability for pollution damage, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products or for other reasons.

Some environmental protection laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for acts which were in compliance with all applicable laws at the time the acts were performed. Changes in the environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities to us. These laws and regulations may substantially increase the cost of exploring, developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon our capital expenditures, earnings, or competitive position. We believe that we are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on us and the oil and gas industry in general.

Risks
-----

We have never earned a profit. We expect to incur losses during the foreseeable future and we may never be profitable. To enable us to continue in business we will eventually need to earn a profit or obtain additional financing until we are able to earn a profit.

Our failure of to obtain capital may significantly restrict our proposed operations. We need additional capital to fund our operating losses and to explore for oil and gas. We do not know what the terms of any future capital raising may be but any future sale of our equity securities would dilute the ownership of existing stockholders and could be at prices substantially below the market price of our common stock. We may not be able to obtain the capital which we need.

Oil and gas exploration is not an exact science, and involves a high degree of risk. The primary risk lies in the drilling of dry holes or drilling and completing wells which, though productive, do not produce gas and/or oil in sufficient amounts to return the amounts expended and produce a profit. Hazards, such as unusual or unexpected formation pressures, downhole fires, blowouts, loss of circulation of drilling fluids and other conditions are involved in drilling and completing oil and gas wells and, if such hazards are encountered, completion of any well may be substantially delayed or prevented. In addition, adverse weather conditions can hinder or delay operations, as can shortages of equipment and materials or unavailability of drilling, completion, and/or work-over rigs. Even though a well is completed and is found to be productive, water and/or other substances may be encountered in the well, which may impair or prevent production or marketing of oil or gas from the well.

      Exploratory drilling involves substantially greater economic risks than development drilling because the percentage of wells completed as producing wells is usually less than in development drilling. Exploratory drilling itself can be of varying degrees of risk and can generally be divided into higher risk attempts to discover a reservoir in a completely unproven area or relatively lower risk efforts in areas not too distant from existing reservoirs. While exploration adjacent to or near existing reservoirs may be more likely to result in the discovery of oil and gas than in completely unproven areas, exploratory efforts are nevertheless high risk activities.

      Although the completion of oil and gas wells is, to a certain extent, less risky than drilling for oil and gas, the process of completing an oil or gas well is nevertheless associated with considerable risk. In addition, even if a well is completed as a producer, the well for a variety of reasons may not produce sufficient oil or gas in order to repay our investment in the well.

The acquisition, exploration and development of oil and gas properties and the production and sale of oil and gas are subject to many factors which are outside our control. These factors include, among others, general economic conditions, proximity to pipelines, oil import quotas, supply, demand, and price of other fuels and the regulation of production, refining, transportation, pricing, marketing and taxation by Federal, state, and local governmental authorities.

The drilling of oil and gas wells involves hazards such as blowouts, unusual or unexpected formations, pressures or other conditions which could result in substantial losses or liabilities to third parties. Although we believe the coverage and types of insurance we maintain are currently adequate, we may not be insured against all losses because insurance may not be available, premium costs may be deemed unduly high, or for other reasons. Accordingly, uninsured liabilities could result in significant losses and have a material adverse effect on our operations.

General
-------

We currently have one full-time employee. We use independent consultants who provide us, among other things, with technical support and accounting services.

Our office is located at 5257 West Interstate 20, Odessa, Texas. Our offices are provided free of charge, on a month by month basis, by Holloman Corporation which owns Holloman Oil & Gas, our principal shareholder.

ITEM 2.   DESCRIPTION OF PROPERTY.

See Item 1 of this report.

ITEM 3.   LEGAL PROCEEDINGS.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On February 16, 2007 our common stock began trading on the OTC Bulletin Board under the symbol "DJRP." On April 25, 2007 our trading symbol was changed to "ENEC" and on October 10, 2007 our trading symbol changed to "HENC." The following chart show the high and low bid prices as quoted by the OTC Bulletin Board Market for each quarter for the fiscal year ended December 31, 2007. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

 ------------------------------------------------------------------------------
 Quarter                         High                    Low
 ------------------------------------------------------------------------------

 1st Quarter 2007                $1.80                   $1.25
 ------------------------------------------------------------------------------
 2nd Quarter 2007                $1.96                   $1.60
 ------------------------------------------------------------------------------
 3rd Quarter 2007                $2.00                   $0.31
 ------------------------------------------------------------------------------
 4th Quarter 2007                $1.20                   $0.31
 ------------------------------------------------------------------------------

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

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our shares of common stock are subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and "accredited investors". For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock and may affect the ability of investors to sell such shares of common stock in the secondary market and the price at which investors can sell any of such shares.

As of March 31, 2008 we had 31 shareholders of record for our common stock and two shareholders of record for our Series A preferred stock.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. We plan to retain any earnings to finance the expansion of our operations.

On November 1, 2007 we sold 60,000 shares of our common stock to an investor at a price of $1.00 per share. We relied upon the exemption provided by
Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares. We believe that the investor had knowledge and experience in financial and business matters which allowed him to evaluate the merits and risks of an investment in our securities. We did not pay any underwriting discounts or sales commissions in connection with the sale of these shares.

As of March 31, 2007 we had 81,219,358 outstanding shares of common stock and 2,500 outstanding shares of Series A preferred stock. Each Series A preferred share is convertible into one share of our common stock. In addition, our wholly owned subsidiary, First Endeavor Holdings Inc., has issued 2,500,000 Class A preferred shares which, at the option of the holders, are convertible into 2,500,000 shares of our common stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

We were incorporated on May 14, 2004. Between May 2004 and May 2007 we were relatively inactive.

On August 3, 2007 we acquired Endeavor Canada Corporation ("Endeavor Canada"), an Alberta corporation involved in the exploration and development of oil and gas, for 9,000 shares of our Series A Preferred stock and 9,000,000 shares of the preferred stock of our wholly owned subsidiary, First Endeavor Holdings.

For accounting purposes, our acquisition of Endeavor Canada constituted a recapitalization and the acquisition was accounted for as a reverse merger whereby Endeavor Canada was deemed to have acquired us. As a result, our financial statements reflect the historical operations of Endeavor Canada and our operations subsequent to August 3, 2007, the date of the reverse merger.

Endeavor Canada was incorporated in May 2006. Between May 2006 and December 2006 Endeavor Canada acquired its oil and gas properties in Alberta, Canada but was otherwise relatively inactive. As a result, a comparison of our operations for the twelve months ended December 30, 2007 with our operations for the twelve months ended December 31, 2006 is not meaningful.

Following the acquisition of Endeavor Canada, we paid $1,640,000 in principal and accrued interest to Endeavor Canada's note holders with 1,093,155 shares of our restricted common stock.

As of December 31, 2007 our only revenues were from the sale of gas from wells in Alberta, Canada owned by Endeavor Canada. As of that date we had a 100% working interest in one well, a 50% working interest in four wells, a 40% working interest seven wells and working interests of 25% or less in two wells. As of December 31, 2007 six of the wells were producing a total of approximately 2,540 mcf of gas per month (1,140 mcf of gas net to Endeavor Canada's working interest in these wells) and the remaining eight wells were shut in due to required maintenance or the current price of natural gas.

During the year ended December 31, 2007, Endeavor Canada generated $58,957 in net revenues and sustained an operating loss of $634,610. Of the $2,566,246 we reported as current liabilities at December 31, 2007, $1,504,147 relate to the operations of Endeavor Canada. Of the remaining $1,062,099 in current liabilities, $760,026 are advances from related parties. We anticipate that we will reorganize a gain on our divesture of Endeavor Canada.

On February 15, 2008 we sold our interest in Endeavor Canada to Cameron King in return for the 6,500 shares of our Series A Preferred stock and the 6,500,000 Class A Preferred shares of First Endeavor Holdings previously issued to Mr. King. The assets of Endeavor Canada included all of our Canadian oil and gas properties.

Liquidity and Capital Resources

In May 2007 we acquired a 62.5% working interest in an Australian oil and gas exploration permit area known as Victoria Permit 60 ("Vic P60") for $639,487. In connection with the acquisition of Holloman Petroleum Pty, Ltd., as described below, we acquired the remaining 37.5% working interest in the Vic P60 permit. As the holder of the permit we committed to complete the work program required by the VIC P60 Permit. We project that seismic work, interpretation of data and related work will require an investment of $6 to $9 million prior to October 2008. Further, the Permit requires us to drill at least one well before November 2009. We estimate the cost of drilling that well will approximate $57 million. We will attempt to joint venture this prospect with third parties which will pay all, or a significant portion of the costs required to explore for oil and gas in the area covered by the Permit.

On November 21, 2007 we acquired Holloman Petroleum Pty. Ltd for 18,600,000 shares of our common stock. Holloman Petroleum's assets consist of working interests varying between 37.5% and 100% in seven oil and gas permits, including the remaining 37.5% working interest in the Vic P60 permit. These permits, which have remaining terms expiring between June 2008 and February 2013. As the holder of the permits, we are required to drill wells and complete other work on the lands covered by the permits. If we elect to drill all the wells and perform all other work required by the permits, very early estimates suggest that the cost will be over $15,000,000 during the twelve months ending March 31, 2009 and well over $200,000,000 over the terms of the permits.

At December 31, 2007, we had advances payable to:

     o    King Capital Corporation in the amount of $533,090;

     o Grant Petersen, our current Chief Executive Officer, and an entity controlled by Mr. Petersen, in the amount of $183,861; and

     o    Holloman Corporation in the amount of $363,876.

These advances were used to support our operations in Australia, maintain fund raising efforts, and pay general and administrative expenses. All advances are unsecured, non-interest bearing, and are due on demand. King Capital Corporation, Open Bay Holdings and Holloman Corporation are all affiliates. See Item 12 of this report for more information.

Our material future contractual obligations as of December 31, 2007 are shown below. The obligations exclude any liabilities of Endeavor Canada since we disposed of our interest in Endeavor Canada in February 2008.

                                        Amounts due during twelve months ending
                                                  December 31,
  Description             Total           2008            2009          2010
  -----------             -----           ----            ----          ----

  Loan payments to
   related parties       $815,142       $815,142           --             --

Our operations have been financed from the sale of our common stock, the sale of convertible notes, loans from unrelated third parties and advances from our current and former officers, directors and their affiliates.

We are attempting to raise the capital required to implement our business plan. We believe our plan of operations we will require approximately $25,000,000 in financing over the twelve-month period ending March 31, 2009.

If we are unable to raise the financing we need, our business plan will fail and our stockholders will loose their investment. There can be no assurance that we will be successful in raising the capital we require, or that if the capital is offered, it will be subject to terms we consider acceptable. Investors should be aware that even in the event we are able to raise the funds we require, there can be no assurance that we will succeed in our drilling or production plans and we may never be profitable.

As of March 31, 2008 we did not have any off balance sheet arrangements.

As of March 31, 2008 we did not have any proven oil or gas reserves and we did not have any revenues.

Critical Accounting Policies and Estimates

Measurement Uncertainty
-----------------------

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. Significant items subject to such estimates and assumptions include estimates of proved reserves, related present value estimates of future net revenue, the carrying value of oil and gas properties, asset retirement obligations, income taxes, and legal and environmental risks and exposure.

Accounts receivable are stated after evaluation as to their collectibility and an appropriate allowance for doubtful accounts is provided where considered necessary. Amounts recorded for depreciation, depletion and amortization and amounts used for impairment calculations are based on estimates of oil and gas reserves and commodity prices and capital costs required to develop those reserves. Amortization of property and equipment is based on the estimated useful lives of those assets. The value of asset retirement obligations involves estimates of ultimate settlement amounts,
inflation   factors,   credit  adjusted  discount  rates  and  the  timing  pf
settlement.

These estimates and assumptions are reviewed periodically and, as adjustments become necessary they are reported in earnings in the periods in which they become known.

Petroleum and Natural Gas Properties
------------------------------------

We follow the full cost method of accounting for our petroleum and natural gas properties; accordingly, all costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized. Internal costs incurred that are directly identified with acquisition, exploration and development activities not related to production, general corporate overhead or similar activities, are also capitalized. Interest costs incurred and attributable to unproved oil and gas properties under current evaluation and major development projects of oil and gas properties are also capitalized. All costs related to production activities, including work over costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense as incurred.

Under the full cost method of accounting, the net book value of petroleum and natural gas properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling limitation is the estimated after-tax future net revenues, discounted at 10% per annum, from proved oil and natural gas reserves plus the cost of properties not subject to amortization. Estimated future net revenues exclude future cash outflows associated with settling asset retirement obligations included in the net book value of oil and gas properties. Such limitations are imposed and are tested quarterly. In calculating future net revenues, prices and costs used are those as of the end of the appropriate quarterly period. These prices are not changed except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including designated cash flow hedges in place. We had no material hedges outstanding at December 31, 2007.

Any excess of the net book value, less related deferred taxes, over the ceiling is written off as an expense. An expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

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

Asset Retirement Obligations
----------------------------

We recognize a liability for asset retirement obligations in the period in which they are incurred and in which a reasonable estimate of such costs can be made. Asset retirement obligations include those legal obligations where that will be required to retire tangible long-lived assets such as producing well sites. The asset retirement obligation is measured at fair value and recorded as a liability and capitalized as part of the cost of the related long-lived asset as an asset retirement cost. The asset retirement obligation accretes until the time the asset retirement obligation is expected to settle while the asset retirement costs included in oil and gas properties are amortized using the unit-of-production method.

Amortization of asset retirement costs and accretion of the asset retirement obligation are included in depletion, depreciation, and accretion. Actual asset retirement costs are recorded against the obligation when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred is recorded in depletion, depreciation, and accretion.

Environmental
-------------

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

Joint Venture Activities
------------------------

Substantially all of our petroleum and natural gas exploration and production activities are conducted jointly with others, and, accordingly, our financial statements reflect only our proportionate interest in such activities.

Revenue Recognition
-------------------

We recognize revenue from oil sales when the oil is delivered to the buyer and from gas sales when the gas passes through the pipeline at the delivery point. Revenue from the sale of oil and gas is recognized based on volumes delivered to customers at contractual delivery points and rates.

Foreign Currency Translation
----------------------------

Transaction amounts denominated in foreign currencies are translated into their functional currency equivalents at exchange rates prevailing at the transaction dates. Carrying values of monetary assets and liabilities reflect the exchange rates at the balance sheet date. Gains and losses on translation or settlement are included in the determination of net income for the current period.

Deferred Income Taxes
---------------------

We follow the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of balance sheet items and their corresponding tax bases. In addition, the future benefits of income tax assets, including unused tax losses, are recognized, subject to a valuation allowance, to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized.

Loss per share
--------------

We compute basic loss per share by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted loss per share is computed after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants, contingent stock, and conversion of preferred shares. The dilutive effect of potential common shares is not considered in our EPS calculation as the impact would be anti-dilutive.

See Note 2 to the financial statements included as part of this report for a discussion of recent accounting pronouncements.

ITEM 7.     FINANCIAL STATEMENTS.

Attached.


ITEM 8.  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
            FINANCIAL DISCLOSURES.

Not applicable.


ITEM 8A(T).  CONTROLS AND PROCEDURES.

Following his  appointment  as our Chief  Executive  and Financial  Officer on
January 4, 2008 Grant Petersen, our Principal Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report; and in his opinion our disclosure controls and procedures were not effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley (SOX)
Section 404.A. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive and Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with Generally Accepted Accounting Principles.

As of the end of the period covered by this report, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that during the period covered by this report our internal controls and procedures were not effective to detect the incorrect application of GAAP as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) the lack of a functioning audit committee and lack of a majority of outside directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. These material weaknesses were identified by our Principal Executive and Financial Officer in connection with the audit of our financial statements as of December 31, 2007.

Management believes that the material weaknesses described above did not have an affect on our financial results.

We are committed to improving our organization. As part of this commitment, we created an audit committee in March 2008 which will oversee the establishment and monitoring of required internal controls and procedures. Our Audit Committee is comprised of our two outside directors. We also intend to: (i) increase our accounting personnel and technical accounting expertise when funds are available which will also permit the segregation of duties,
(ii) appoint one or more additional outside directors who will also be appointed to our audit committee; and (iii) prepare and implement sufficient written policies and procedures pertaining to accounting and financial reporting in accordance with GAAP and SEC disclosure requirements.

Management believes that the creation of an audit committee and the addition of a third outside director will remedy the lack of a majority of outside directors. In addition, management believes that preparing and implementing improved written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures pertaining to accounting and financial reporting in accordance with GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting. Further, management believes that the hiring of personnel who have accounting expertise and knowledge will result in the proper segregation of duties and provide more checks and balances.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary and as funds allow.

ITEM 8B.   OTHER INFORMATION

None
                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT

     Name                  Age      Position
     ----                  ---      --------

     Grant Petersen         52      President,  Chief  Executive  Officer  and
                                    Principal Financial Officer
     Mark Stevenson         53      Chairman  of the  Board of  Directors  and
                                     Secretary
     J. Douglas Brown       55      Director
     David Lewis            62      Director
     Eric Prim              49      Director

Our Directors are elected for a one-year term and hold office until the next annual meeting of our shareholders or until their resignation or removal by a vote of our shareholders. Officers are appointed by the Board of Directors and serve at the discretion of the board. There is no family relationship between or among any of our Directors or Officers.

Grant Petersen, President, Principal Executive Officer and Treasurer

Grant Petersen was elected as our President and Chief Executive Officer on January 4, 2008. During 2007, Mr. Petersen was an independent financial consultant. Mr. Petersen served as a Director of House of Brussels Chocolates. Inc. from October 2002 to January 2007. Mr. Petersen was also employed by House of Brussels Chocolates as Chief Executive Officer (May 2003 to January 2007), President (January 2004 to January 2007 ), and General Sales Manager (June 2001 to October 2002). Mr. Petersen was the Chief Executive Officer of SUMmedia.com from August 1999 to December 2001.

Mark Stevenson, Chairman of the Board of Directors and Secretary

Mark Stevenson has been a Director since September 2007. Mr. Stevenson has served as President and Chief Executive Officer of Holloman Corporation since July 1998. Prior to his appointment as President of Holloman Corporation, Mr. Stevenson was employed by Holloman Corporation as Executive Vice President (1997 to 1998), Vice President - Pipeline Division (1979 to 1997), chief estimator (1977 to 1979) and field construction engineer (1976 to 1977).

J. Douglas Brown, Director

J. Douglas Brown joined our Board of Directors on March 19, 2007. Mr. Brown holds a law degree from Edinburgh University and possesses over 35 years investment banking experience. Mr. Brown began his banking career as a financial analyst with J P Morgan in London and New York. During the period from 1982 to 1997, Mr. Brown served with Citigroup and Banque Indosuez focusing on transactions related to the Middle East. Since 1997, he has actively participated in the creation and management of hedge fund opportunities. Mr. Brown currently sits on the boards of directors of: Lund Gold Ltd; Genesis Minerals Corp; LIM Asia Arbitrage Fund; Eastern Capital Fund; and the Advisory Board of Pacific Asia China Energy Inc. Mr. Brown is a principal of Grasmere Limited, a privately held advisory company, which specializes in distribution of hedge funds and corporate finance.

David Lewis, Director

David Lewis joined our Board of Directors on September 21, 2007 and currently chairs our Audit Committee. During the past five years, Mr. Lewis has served in the following capacities: Chief Financial Officer of Aurelian Resources
Inc. (May 2004 to August 2007), Chief Financial Officer of Starfield Resources Inc. (May 2006 to July 2007), Chief Financial Officer of Khan Resources Inc. (June 2005 to December 2006), Director of Khan Resources, Inc. (June 2005 to January 2006) and Chief Financial Officer of Fiber Optic Systems Technology Inc. (August 2004 to April 2006). Between September 2002 and October 2003 Mr. Lewis was the Vice President of Kingsdale Capital Markets Ltd. In August 2004, he was also elected as an IPO director and chairman of the Audit Committee of Revett Minerals Inc.

Eric Prim, Director

Eric Prim joined or Board of Directors in September 2007. Mr. Prim has been the Vice President of Engineering and Construction of Holloman Corporation since 1997. Prior to his association with Holloman, Mr. Prim held engineering positions with Huntsman Corporation and Rexene Corporation. Mr. Prim received his Bachelor of Science degree in chemical engineering from the University of Texas in 1982 and a Master of Business Administration degree from Amber University in 1987.

On November 21, 2007 we acquired Holloman Petroleum Pty. Ltd. for 18,600,000 shares of our common stock. As a condition of this acquisition, Mark
Stevenson, President and CEO of Holloman Corporation, and Eric Prim, Vice President of Holloman Corporation, were appointed to our Board of Directors.

J. Douglas Brown and David Lewis are independent directors, as that term is defined in Section 121(A) of the listing standards of the American Stock Exchange.

Changes in Management
---------------------

The following table shows the changes in our officers and directors since January 1, 2007.

                                  Appointed
                                  to (A) or
                                 Resigned (R)    Positions Appointed to
Date          Name              from Positions   Positions Resigned From
----          ----              --------------   -----------------------

1/22/07       Douglas Blackman        A           Director

2/22/07       Douglas Blackman        R           Director

5/25/07       Adrian Crimeni          R           President, Principal Financial
                                                  Officer, Secretary and
                                                  Director

5/25/07       James Giachetti         R           Vice President

3/9/07        J. Douglas Brown        A           Director

5/25/07       Kelly Fielder           A           Principal Executive and
                                                  Financial Officer,
                                                  President, Secretary and
                                                  Treasurer

8/3/07        Kelly Fielder           R           Principal Executive and
                                                  Financial Officer,
                                                  President, Secretary and
                                                  Treasurer

8/3/07        Cameron King            A           Principal Executive and
                                                  Financial Officer, Director

9/20/07       Mark Stevenson          A           Director

9/20/07       Eric Prim               A           Director

9/21/07       David Lewis             A           Director

12/10/07      Cameron King            R           Principal Executive and
                                                  Financial Officer, Director

1/4/08        Grant Petersen          A           President and Chief
                                                  Executive Officer

Prior to March 2008 our Directors acted as our Audit Committee. In March 2008 we formed an Audit Committee and adopted an Audit Committee Charter.
Our Audit Committee is comprised J. Douglas Brown and David Lewis who are independent directors (as that term is defined by the standards set forth by the American Stock Exchange). Mr. Lewis is our Audit Committee Financial Expert as that term is defined in Item 407 of Regulation S-B of the Securities and Exchange Commission.

On March 26, 2007, our Board of Directors adopted a code of ethics that applies to our principal executive and financial officers. A copy of our Code of Ethics was included as Exhibit 14.1 to our Form 10-KSB for our year ended December 31, 2006.

COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the "reporting persons") file with the Securities and Exchange Commission various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the Securities and Exchange Commission by such reporting persons, with the exception of; Kelly Fielder, a former officer who failed to file one Form 3, Cameron King, a former officer and director, who failed to file one Form 3, Douglas Brown our current director, who failed to file one Form 3, Mark Stevenson, our current director who filed one Form 3 and three transactions on Form 4 after their due date, our current director Eric Prim who filed one Form 3 and two transactions on Form 4 after their due date, and Grant Petersen current officer who failed to file one Form 3.

ITEM 10.   EXECUTIVE COMPENSATION.

The following table shows the compensation paid to our Chief Executive Officer and those executive officers that earned more than $100,000 in 2007 and 2006:

                          Summary Compensation Table

                                                               All
                                                              Other
Name and                                  Stock    Option     Compen-
Principal                 Salary  Bonus   Awards   Awards     sation    Total
Position           Year     ($)     ($)     ($)       ($)       ($)      ($)

Adrian Crimeni,    2007       --     --       --       --         --        --
Prior CEO, CFO,    2006       --     --       --       --         --        --
President,
Secretary and
Treasurer

Kelly Fielder,     2007       --     --       --       --         --        --
CEO, CFO,          2006       --     --       --       --         --        --
President,
Secretary,
Treasurer

Cameron King,      2007  $86,667      --      --        --        --   $86,667
CEO, CFO,          2006       --      --      --        --        --        --
President,
Secretary and
Treasurer

Mr. Crimeni, Mr. Fielder and Mr. King all resigned their positions with us prior to December 31, 2007.

During 2006 and 2007 we paid management fees of $70,547 and $65,623 respectively to King Capital Corporation, a company owned by Cameron King, our former Chief Executive Officer and President.

Director Compensation

Our  Directors  are  reimbursed  for  reasonable   out-of-pocket  expenses  in
connection with attendance at Board of Director and committee meetings. Directors have not been compensated for their service as directors.

Stock-Based compensation and Stock Option Grants

We have not granted stock-based compensation or stock options to our executive officers. We have never had any annuity, pension or retirement benefits for our officers, directors or employees.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows as of March 31, 2008, the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Officers and Directors and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

      Name and address of           Number of Shares           Percentage of
         beneficial owner           of Common Stock           Common Stock (1)
      -------------------           ----------------          ----------------

      Grant Petersen                     4,000,000                 4.92%
      Chief Executive Officer,
         President and Treasurer
      482-1027 Davie Street
      Vancouver, BC, Canada

      Mark Stevenson                    32,520,310 (1)            40.04%
      Chairman - Board of Directors
      8225 San Diego Street
      Odessa, Texas  79765

      J. Douglas Brown                   2,660,000 (2)             3.27%
      Director
      16E Les Roseyres, Gron1882
      Vaud, Switzerland

      David Lewis                        1,010,000                 1.24%
      Director
      332 Morrison Road
      Oakville, ON  L6J 4J9
      Canada

      Eric Prim                            377,076                 0.46%
      Director
      4901 Polo Parkway
      Midland, Texas  79705

      All Officers and Directors
        as a group (five persons)       40,567,386                49.89%

      Holloman Oil & Gas Limited        32,237,500                39.69%
      Unit 8-9
      88 Forrest Street
      Cottesloe, WA, 6001
      Australia

(1) Comprised of 50,000 shares held directly and 32,470,310 shares held indirectly by entities, including Holloman Oil & Gas Limited, over which Mr. Stevenson has or shares voting or investment power.
(2) Comprised of 2,560,000 shares of common stock and 100,000 shares of common stock issuable upon the exercise of a stock purchase warrant at a price of $1.75 per share expiring March 2, 2009.

ITEM 12.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE.

As disclosed in Items 1 and 6 of this report, we had a series of transactions with King Capital Corporation and Holloman Oil & Gas, Ltd.

During 2006 and 2007 we paid $70,547 and $65,623 respectively, to King Capital Corporation, a company owned by Cameron King, our former Chief Executive Officer and President, for management services.

In November 2007 we acquired Holloman Petroleum Pty. Ltd. for 18,600,000 shares of our common stock. Prior to the acquisition, Holloman Petroleum Pty. Ltd. was a majority owned subsidiary of Holloman Oil & Gas, Ltd. Holloman Oil & Gas received 17,237,500 shares of our common stock in connection with the acquisition. As a condition of the acquisition of Holloman Petroleum Pty., Ltd., Mark Stevenson and Eric Prim were appointed to our Board of Directors.

Mark Stevenson is the President and Chief Executive Officer of Holloman Corporation. Eric Prim is the Vice President of Holloman Corporation. Holloman Corporation owns all of the outstanding shares of Holloman Oil & Gas. Mr. Stevenson is the president of Holloman Oil & Gas.

ITEM 13.   EXHIBITS.

Exhibit Number  Description of Exhibit

     3.1        Articles of Incorporation(1)
     3.2        Corporate Bylaws(1)
    10.1 Share Exchange Agreement between Endeavor Energy Corporation, First Endeavor Holdings Inc .and Endeavor Canada Corporation(2)
    10.2 Agreement between Endeavor Energy Corporation and Holloman Petroleum Pty. Ltd. for the purchase of assets and exchange of shares(3)
    10.3 Option Agreement dated February 1, 2008 between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation
    10.4 Notice of Option Exercise dated February 15, 2008 relating to the Option Agreement between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation
    10.5        Farm Out Commitment Agreement with Holloman Oil & Gas, Ltd.
    14.1        Code of Ethics for Principal  Executive  and Senior  Financial
                Officers(4)
    21.1        As of March 25, 2008 our subsidiaries were:
                      First Endeavor Holdings Inc. (100% Owned)
                      Holloman Petroleum Pty. Ltd. (100% Owned)
    31.1        Rule 13a-14(a) Certifications
    32.1        Section 1350 Certifications

(1) Previously filed with our Form SB-2 on January 23, 2006 and incorporated by reference.
(2) Previously filed with our Form 8-K on August 9, 2007 and incorporated by reference.
(3) Previously filed with our Form 8-K on November 29, 2007 and incorporated by reference.
(4) Previously filed with our Form 10-KSB/A on April 26, 2007 and incorporated by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Dale Matheson Carr-Hilton LaBonte LLP
Chartered Accountants for the audit of our annual financial statements for 2007 and 2006, and the aggregate fees paid or accrued for audit-related services and all other services rendered by Dale Matheson Carr-Hilton LaBonte LLP for those years.

                                            2007                 2006
                                            ----                 ----

            Audit related fees             $80,000              $6,000
            Tax fees                       $ 5,000                  --
                                           -------              ------
            Total                          $85,000              $6,000


The category of "Audit related fees" includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC.

For the year ended December 31, 2006 audit services, audit-related services and tax services were pre-approved by our Board of Directors. For the year ended December 31, 2007, those services were pre-approved by our Audit Committee. During both years, we concluded that the service provided by Dale Matheson Carr-Hilton LaBonte LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Holloman Energy Corporation. (formerly Endeavor Energy Corporation) (an exploration stage company):

We have audited the accompanying consolidated balance sheet of Holloman Energy Corporation (an exploration stage company) as at December 31, 2007 and the related consolidated statement of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 2007 and the period from May 5, 2006 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The balance sheet at December 31, 2006 and the statement of operations, stockholders' equity (deficiency) and cash flows for the period from May 5, 2006 (inception) to December 31, 2006 was audited by another auditor whose report dated July 11, 2007 included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from May 5, 2006 (inception) to December 31, 2006 reflect a net loss of $1,462,407 of the related cumulative totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to amounts included for such periods, is based solely on the report of such auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of another auditor, these consolidated financial statements present fairly, in all material respects, the financial position of Holloman Energy Corporation. as at December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 and the period from May 5, 2006 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



"DMCL"

                                          DALE MATHESON CARR-HILTON LABONTE LLP
                                                          CHARTERED ACCOUNTANTS
Vancouver, Canada
March 21, 2008

Report of Independent Registered
Public Accounting Firm

To the Board of Directors and the Stockholders of Endeavour Energy Corporation

We have audited the accompanying balance sheet of Endeavour Energy Corporation (The "Company") as of December 31, 2006 and the statements of operations, shareholder's deficit and cash flows for the 8 month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation of the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the 8 month period then ended in accordance with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company's ability to continue as a going concern is dependent on obtaining sufficient working capital to fund future operations. Management's plan in regard to these matters is also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Meyers Norris Penny LLP

Chartered Accountants
Calgary, Canada
July 19, 2007

                           HOLLOMAN ENERGY CORPORATION
                     (formerly Endeavor Energy Corporation)
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                    ASSETS
                                            December 31, 2007  December 31, 2006
                                            -----------------  -----------------
CURRENT ASSETS
  Cash                                           $         -       $    198,761
  Accounts receivable                                 14,339            233,913
  Other receivable                                    63,386                  -
  Prepaid expenses and deposits                      115,147              4,291
  Due from shareholder                                     -             23,593
                                            -----------------  -----------------
                                                     192,872            460,558

Equipment, net                                        14,019              1,955
Oil and gas properties, full cost method,
 net of depletion                                 22,945,468            486,528
Deposit on acquisition                               639,487                  -
Refundable deposit                                     5,044             51,074
                                            -----------------  -----------------
     Total Assets                               $ 23,796,890       $  1,000,115
                                            =================  =================

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities      $    821,903       $    343,527
  Loans payable                                      585,928            492,907
  Convertible debentures                                   -          1,556,925
  Due to related parties                           1,158,415                  -
                                            -----------------  -----------------
                                                   2,566,246          2,393,359

  Deferred tax liability                           6,177,000                  -
  Asset retirement obligations                        60,692             55,175
                                            -----------------  -----------------
     Total Liabilities                             8,803,938          2,448,534
                                            -----------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Authorized (Holloman):
   10,000,000 preferred shares, par value
     $0.001 per share 150,000,000 common
     shares, par value $0.001 per share
  Issued and outstanding (Holloman):
       9,000 (2006 - nil) preferred shares                 9                  -
       81,219,358 and 100 common shares               81,219                  -
  Authorized (FEH):
   10,000,000 preferred shares, par value
     $0.001 150,000,000 common shares, par
     value $0.001
  Issued and outstanding (FEH):
       9,000,000 (2006 - nil) preferred shares         9,000                  -
Additional paid in capital                        17,903,746                  -
Other comprehensive income (loss)                    (30,870)            13,987
Deficit accumulated during the exploration stage  (2,970,152)        (1,462,407)
                                            -----------------  -----------------
      Total Stockholders' Equity (Deficit)        14,992,952         (1,448,419)
                                            -----------------  -----------------
      Total Liabilities and Stockholders'
       Equity (Deficit)                        $  23,796,890       $  1,000,115
                                            =================  =================

                         HOLLOMAN ENERGY CORPORATION
                    (formerly Endeavor Energy Corporation)
                        (An Exploration Stage Company)
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Cumulative results
                                           from May 5, 2006 to      Year ended       May 5, 2006 (inception)
                                            December 31, 2007    December 31, 2007     to December 31, 2006
                                           -------------------   -----------------   -----------------------
REVENUE
  Oil and gas sales, net of royalties         $     83,075        $     58,957         $     24,118

GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting                                       299,152             185,727              113,425
  Depletion, depreciation, and accretion            74,769              47,422               27,347
  Interest and financing costs                     194,423             132,375               62,048
  Management fees                                  136,170              65,623               70,547
  Office and general                               558,573             425,655              132,918
  Production costs and taxes                       170,583             122,156               48,427
  Professional fees                                314,651             289,319               25,332
  Salaries, wages, and benefits                    275,067             245,336               29,731
                                           -------------------   -----------------   -----------------
                                                 2,023,388           1,513,613              509,775

LOSS BEFORE THE FOLLOWING                       (1,940,313)         (1,454,656)            (485,657)

OTHER ITEMS
  Foreign exchange gain/(loss)                      30,174              92,635              (62,461)
  Interest income                                    3,280               3,280                    -
  Provision for impairment of oil and
   gas properties                               (1,063,293)           (149,004)            (914,289)
                                           -------------------   -----------------   -----------------
                                                (1,029,839)            (53,089)            (976,750)

NET LOSS                                      $ (2,970,152)       $ (1,507,745)       $  (1,462,407)
                                           ===================   =================   =================

BASIC AND DILUTED NET LOSS PER COMMON SHARE                       $     (0.024)       $     (14,624)
                                                                 =================   =================
WEIGHTED AVERAGE NUMBER OF BASIC AND
  DILUTED COMMON SHARES OUTSTANDING                                 63,743,997                  100
                                                                 =================   =================


                           HOLLOMAN ENERGY CORPORATION
                     (formerly Endeavor Energy Corporation)
                         (An Exploration Stage Company)
           Consolidated Statement of Stockholders' Equity (Deficiency)
                From May 5, 2006 (Inception) to December 31, 2007

                                                                                                            Deficit
                                                                                                          Accumulated
                                           Common Shares     Preferred Shares   Additional Accumulated      During        Total
                                       Number               Number               Paid In   Comprehensive  Exploration Stockholders'
                                     of Shares    Amount   of Shares   Amount    Capital   Income/(Loss)     Stage       Equity
Issuance of common shares to
   to founder, May 2006                  100    $     1          -    $     -   $        -    $        -     $       -  $         1
Foreign currency translation                                                                       13,987            -       13,987
Net loss for the 8 month period ended
  December 31, 2006                        -          -          -          -            -                  (1,462,407)  (1,462,407)
                                  ----------   --------  ---------    -------  -----------    ----------  ------------  -----------
Balance, December 31, 2006               100          1          -          -            -        13,987    (1,462,407)  (1,448,419)

Issued by the Company on acquisition
 of ECC in August 2007                     -          -      9,000          9            -             -             -            9
Issued by FEH on acquisition of ECC
   August, 2007                            -          -  9,000,000      9,000       (9,000)            -             -            -
Adjustment to give effect to
 acquisition  of EEC in
 August 2007                      61,466,203    61,466          -          -      329,766             -             -      391,232
Shares of ECC acquired by legal
 parent                                 (100)        (1)         -          -            -             -             -           (1)
Shares issued at $1.50 per share in
 August 2007 on conversion of ECC
 debentures                        1,093,155      1,093          -          -    1,638,640             -             -    1,639,733
Issued for cash at $1.00 per share    60,000         60          -          -       59,940             -             -       60,000
Issued for property at $0.86
  per share                       18,600,000     18,600          -          -   15,884,400             -             -   15,903,000
Foreign currency translation                                                                     (44,857)                   (44,857)
Net loss for the year ended
  December 31, 2007                        -          -          -          -            -             -    (1,507,745)  (1,507,745)
                                  ----------   --------  ---------    -------  -----------    ----------  ------------  -----------
Balance, December 31, 2007        81,219,358   $ 81,219  9,009,000    $ 9,009  $17,903,746    $  (30,870) $ (2,970,152) $14,992,952
                                  ==========   ========  =========    =======  ===========    ==========  ============  ===========

                         HOLLOMAN ENERGY CORPORATION
                    (formerly Endeavor Energy Corporation)
                         (An Exploration Stage Company)
               CONSOLIDATED STATEMENTS OF CASH FLOWS STATEMENT

                                 Cumulative results
                                 from May 5, 2006 to    Year ended December 31,
                                                       2007               2006
OPERATING ACTIVITIES
 Net loss                          $  (2,970,152)   $(1,507,745)    $(1,462,407)
 Adjustments to reconcile net
 loss to net cash used in
 operating activities:
   Depletion, depreciation,
     and accretion                        74,769         47,422          27,347
   Foreign exchange gain/(loss)         (123,505)      (137,492)         13,987
     Interest accrued and
       financing costs                   179,392        122,467          56,925
     Provision for impairment
     of oil and gas properties         1,063,293        149,004         914,289
  Changes in non-cash working
    capital items
      Accounts receivable                (77,725)       156,188        (233,913)
     Prepaid expenses and deposits       (68,364)       (64,073)         (4,291)
     Accounts payable and accrued
        liabilities                      959,930        616,403         343,527
                                      ----------      ---------       ---------
  Cash used by operating activities     (962,362)      (617,826)       (344,536)
                                      ----------      ---------       ---------
FINANCING ACTIVITIES
  Common stock issued for cash            60,001         60,000               1
  Convertible debentures issued        1,500,000              -       1,500,000
  Loans payable                          585,928         93,021         492,907
  Due to related parties               1,158,415      1,158,415               -
                                      ----------      ---------       ---------
  Cash provided by financing
    activities                         3,304,344      1,311,436       1,992,908
                                      ----------      ---------       ---------
INVESTING ACTIVITIES
  Equipment acquired                     (23,490)       (20,968)         (2,522)
  Petroleum and natural gas
     expenditures                     (1,639,874)      (267,452)     (1,372,422)
  Cash acquired on acquisition            12,696         12,696               -
  Deposit on acquisition                (639,487)      (639,487)              -
  Advances to shareholder                      -        155,328        (155,328)
  Repayment of advances to shareholder         -       (131,735)        131,735
  Refundable deposit                     (51,827)          (753)        (51,074)
                                      ----------      ---------       ---------
  Cash used by investing activities   (2,341,982)      (892,371)     (1,449,611)
                                      ----------      ---------       ---------
CHANGE IN CASH                                 -       (198,761)        198,761

CASH, BEGINNING                                -        198,761               -
                                      ----------      ---------       ---------
CASH, ENDING                         $         -    $         -     $   198,761
                                      ==========      =========     ===========
SUPPLEMENTAL DISCLOSURE:
  Interest paid                      $     9,908    $     9,908     $         -
  Income taxes paid                  $         -    $         -     $         -

NON-CASH ACTIVITIES:
  Shares issued on conversion
     of debt                         $ 1,639,733    $ 1,639,733     $         -
  Shares issued for property
     acquired                        $15,903,000    $15,903,000     $         -

                           HOLLOMAN ENERGY CORPORATION
                     (Formerly Endeavor Energy Corporation)
                         (An Exploration Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2007


1.    NATURE AND CONTINUANCE OF OPERATIONS

Holloman Energy Corporation (the "Company" or "Holloman"), formerly Endeavor Energy Corporation, was incorporated in the State of Nevada on May 14, 2004.

On August 3, 2007 the Company acquired Endeavor Canada Corporation ("Endeavor"), a company incorporated in Alberta, Canada and involved in the exploration and development of oil and gas properties (see Note 4). The Company acquired Endeavour for 9,000 shares of the Company's Series A Preferred stock and 9,000,000 shares of the preferred stock of the Company's wholly owned subsidiary, First Endeavor Holdings ("FEH"). Each Series A Preferred share is convertible into one share of the Company's common stock and is entitled to 1,000 votes on any matter submitted to the Company's shareholders for approval. The 9,000,000 preferred shares of FEH are, at the option of the holder of the shares, convertible into 9,000,000 of the Company's common shares.

For accounting purposes, the acquisition of Endeavor constitutes a re-capitalization whereby Endeavor is deemed to have acquired Holloman. As a result, the financial statements reflect the historical operations of Endeavor and the operations of Holloman subsequent to August 3, 2007. Endeavor was incorporated under the laws of Alberta, Canada on May 5, 2006. On February 15, 2008, the Company divested its interest in Endeavour (see
Note 14).

On November 21, 2007 the Company acquired Holloman Petroleum Pty. Ltd. (Holloman Petroleum") for 18,600,000 shares of our common stock. Holloman Petroleum Pty.'s assets consist of working interests, varying between 37.5% and 100%, in seven oil and gas permits awarded by the Australian government. These permits, which have remaining terms expiring between June 2008 and February 2013, cover 6,873 square kilometers (1,698,355 acres) of land in the Cooper basin and 2,589 square kilometers (639,755 acres) offshore in the Gippsland basin and Barrow sub-basin.

The Company's consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations to date and has accumulated losses of $2,970,152 since inception of the exploration stage. To date the Company has funded operations through the issuance of capital stock and debt. Management's plan is to continue raising additional funds through future equity or debt financings as needed until it achieves profitable operations from its oil and gas activities. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United
States, and are expressed in United States dollars. The Company has not produced significant revenues from its principal business and is an exploration stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises." These financial statements include the accounts of the Company and its wholly owned subsidiaries, Endeavor, FEH and Holloman Petroleum. All intercompany transactions and balances have been eliminated. The Company's fiscal year-end is December 31.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of oil and gas properties, determintion of fair values of stock based transactions, useful lives and impairment of carrying values of assets, and deferred income tax rates and timing of the reversal of income tax differences.

Foreign Currency Translation

The Company and its Australian subsidiaries' functional and reporting currency is the United States dollar. The functional currency of the Company's Canadian subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation" using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders' equity. Foreign currency transaction gains and losses are included in current operations. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Oil and gas properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties. At December 31, 2007, the Company's interests in Australia are all classified as unproven.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Equipment

Equipment is recorded at historical cost. The declining-balance method is used for the assets at the following annual rates:

                        Computer equipment                  45%
                        Furniture and Equipment             20%

Expenditures for replacements, renewals, and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

Asset retirement obligations

The Company accounts for asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation.

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

Revenue recognition

Oil and natural gas revenues are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period of which revenue is earned.

Income taxes

Income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on January 1, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

Stock based compensation

The Company  records  compensation  expense in the  financial  statements  for share based payments using the fair value method pursuant to the Financial Accounting Standards Board Statement ("FASB") No. 123R. The fair value of share-based compensation to employees will be determined using the Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods and services received. Share-based compensation is expensed with a corresponding increase to share capital. Upon the exercise of the stock options, the consideration paid is recorded as an increase in share capital.

There were no options granted during the year ended December 31, 2007, or since inception.

Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial instruments

All significant financial assets, financial liabilities, and equity instruments of the Company are either recognized or disclosed in these financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk, and credit risk.

Other Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended December 31, 2007 and 2006, the only
components   of   comprehensive   loss  were  foreign   currency   translation
adjustments.

Loss per share

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Shares underlying these securities totaled approximately 332,867 as of December 31, 2007. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of convertible debt, stock options and warrants have been excluded as they are anti-dilutive.

Comparative figures

Certain comparative figures have been reclassified to conform with the current years presentation.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning January 1, 2010. Management has determined that the accounting standard will have no effect on the Company.

In December 2007, the FASB issued SFAS 141R, Business Combinations, SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized.

Management has determined that the accounting standard will have no effect on the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning on January 1, 2009, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, ("SAB 110). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), "Share-Based Payment". The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section
D.2 as included in SAB 107, "Valuation of Share-Based Payment Arrangements for Public Companies", which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

3.    PREPAID EXPENSES AND UTILITY DEPOSITS

Substantially all of the Company's prepaid expenses and utility deposits at December 31, 2007 and 2006 relate to amounts paid in refundable deposits to the Alberta Energy and Utilities Board in connection with an upgrade of production facilities.

4.    ACQUISITION OF ENDEAVOR

Effective August 3, 2007, the Company entered into a share exchange agreement (the "Agreement") to acquire 100% of the issued and outstanding shares of Endeavor.

The Company's acquisition of Endeavor was accounted for as a re-capitalization, which is similar to reverse acquisition accounting, using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of Endeavor. Under re-capitalization accounting Endeavor was treated as the Company's accounting parent (legal subsidiary) and the Company was treated as the accounting subsidiary (legal parent). This means the consolidated results of operations of the Company going forward will include those of Endeavor from its inception on May 5, 2006 and those of the Company from the closing date of the re-capitalization on August 3, 2007. Endeavor, the acquired entity, is regarded as the predecessor and continuing entity as of August 3, 2007. The fiscal year end of Endeavor and the Company is December 31, 2007.

A summary of the reverse take over recapitalization adjustments is as follows

         Cash                                          $   12,658
         Deposit                                          639,548
         Account payable and accrued liabilities          (41,873)
         Loans payable                                   (219,101)
                                                        ----------
         Recapitalization adjustment                   $  391,232
                                                        ==========

5.    OIL AND  GAS PROPERTIES

      The costs incurred in petroleum and natural gas property acquisition and exploration activities are summarized as follows:

North American Properties

          Balance, May 5, 2006                               $         -
            Acquisition costs                                  1,343,942
            Exploration costs                                     28,480
            Asset retirement obligation                           52,607
            Impairment of oil and gas properties                (914,289)
            Depletion                                            (26,780)

          Balance, December 31, 2006                             486,528
            Exploration costs                                    267,451
            Asset retirement obligation                            2,568
            Impairment of oil and gas properties                (149,004
            Depletion                                            (33,000)
                                                             -----------
          Balance, December 31, 2007                         $   574,543

Australian Exploration Properties

          Balance, December 31, 2006                         $         -
            Acquisition costs                                 15,903,000
            Impact of deferred tax liability                   6,177,000
            Exploration costs                                    290,925
                                                             -----------
          Balance, December 31, 2007                          22,370,925
                                                             -----------
          Balance, December 31, 2007 - Total North
            American and Australian                          $22,945,468
                                                             ===========

On November 21, 2007 the Company purchased seven Australian oil and gas interests. This purchase was facilitated by the acquisition of Holloman Petroleum, a privately held Australian-based company, for 18,600,000 shares of the Company's common shares with a fair market value of $15,903,000. The interests are located in 1.698 million onshore acres in the Cooper basin, in the State of South Australia, 339,769 offshore acres in the Gippsland basin, in the State of Victoria, and 299,862 offshore acres in the Barrow sub-basin, in the State of Western Australia.

On March 7, 2008 (see Note 15), the Company entered into a Farmin Commitment Agreement with Holloman Oil & Gas Limited ("Holloman O&G"). That agreement granted Holloman O&G a working interest in Petroleum Exploration License 112 in exchange for undertaking exploratory drilling at no expense to the Company on three of the leases. The Company also retained certain rights to participate in the wells they drill. Two of the Company's Directors are officers and shareholders in Holloman Corporation, which holds a 100% interest in Holloman O&G.

6.   ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation was estimated based on the Company's net ownership interest in all oil and gas properties, the estimated cost to abandon and reclaim the properties, and the estimated timing of the cost to be incurred in future periods. The total undiscounted amount of the estimated future cash flows required to settle the retirement obligation is approximately $107,520 which will be incurred over the next 7 years with the majority of costs incurred between 2009 and 2012. A credit adjusted risk-free rate of ten percent was used to calculate the fair value of the asset retirement obligation.

Following is a reconciliation of the asset retirement obligation for the years ended December 31, 2007 and 2006:

       Balance, May 5, 2006                                  $        -
         Liability incurred                                      52,607
         Accretion expense on discounted obligation               2,568
                                                             ----------


       Balance, December 31,2006                                 55,175
         Accretion expense on discounted obligation               5,517
                                                             ----------
       Balance, December 31, 2007                            $   60,692
                                                             ==========
7.    DEPOSIT ON ACQUISITION

The Company has entered into an Asset Purchase Agreement to acquire a 62.5% working interest, associated assets and contract rights in an offshore oil concession in the Bass Straits in the State of Victoria, Australia, specifically the oil and gas exploration permit covering 339,769 acres, more or less, known as VIC/P60. The purchase price for the interest is $639,487 which has been paid and 800,000 shares of restricted common stock, which have not yet been issued, and the Company has also agreed to pay a 19.5% overriding royalty interest. The closing of this transaction is subject to the receipt of the approval by the Commonwealth of Australia to transfer title of the permit. In connection with the Company's acquisition of Holloman Petroleum, it also acquired the remaining 37.5% working interest in VIC/P60 (see Note 5).

8.    LOANS PAYABLE

      Loans payable consist of the following:
                                                  December 31,   December 31,
                                                      2007           2006
                                                  ------------   ------------
      Loan for $450,000 from an unrelated party,
          non-secured, bears interest at 10% per
          annum and is due on April 1, 2008       $  450,000     $  450,000
      Loan from unrelated party, non-interest
          bearing and payable upon demand             79,283              -

      Loan for CDN$50,000 is from an unrelated
          party, is non-secured, non-interest bearing
          and is due on demand                        50,440         42,907

      Loan from unrelated party, non-interest
          bearing and payable upon demand              6,205              -
                                                  ----------     ----------
                                                  $  585,928     $  492,907
                                                  ==========     ==========
9.    RELATED PARTY TRANSACTIONS

     Management fees totaling $65,623 (2006 - $70,547) were accrued or paid to a company owned by the former President of the Company. The fees were incurred in the normal course of operations and measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Management is of the opinion that these fees were undertaken with the same terms and conditions as transactions with unrelated parties.

      Non-interest   bearing   advances,   payable   upon   demand  to  (from)
      shareholders and other related parties consist of the following:
                                                  December 31,   December 31,
                                                      2007           2006
                                                 -------------------------------
      Due from former president, and chief
          executive officer                  $              -    $  (23,593)
      Advances from current president and chief
          executive officer                       $   183,861$             -
      Advances from shareholder                       363,876             -
      Advances from former president and chief
          executive officer                           610,678              -
                                                   $1,158,415$            -

10.    PREFERRED SHARES

      The Company and its wholly-owned subsidiary, FEH are each authorized to issue 10,000,000 preferred shares with a par value of $0.001 per share. At December 31, 2007, the Company had 9,000 (2006 - nil) and FEH had 9,000,000 (2006 - nil 2006) preferred shares outstanding.

      On August 3, 2007 the Company acquired Endeavor for 9,000 shares of the Company's Series A Preferred stock and 9,000,000 preferred shares of FEH. Each Series A Preferred share is convertible into one share of the Company's common stock and is entitled to 1,000 votes on any matter submitted to the Company's shareholders for approval. The 9,000,000 preferred shares of FEH are, at the option of the holder of the shares, convertible into 9,000,000 shares of the Company's common stock.

      Endeavor was owned by the Company's former president and chief executive officer, and two other shareholders. On February 15, 2008, the Company divested its interest in Endeavour (see Note 15).

11.   COMMON SHARES

      The Company is authorized to issue 150,000,000 common shares with a par value of $0.001.

     On November 1, 2007, the Company issued 60,000 common shares to an investor at a price of $1.00 per share for proceeds of $60,000.

     On August 3, 2007, 61,466,203 shares were deemed issued to give affect to the acquisition of Endeavor.

      In addition, on August 30, 2007, the Company agreed to issue 1,093,155 of its common shares at $1.50 per share upon the conversion of $1,500,000 in convertible debentures plus accrued interest issued by Endeavor.

      The number of common shares outstanding at December 31, 2007 includes 220,000 common shares that are allotted and will be issued subsequent to the year end.

     Prior to re-capitalization, the Company granted 322, 867 stock purchase warrants. No stock warrants have been exercised. The weighted average remaining life and weighted average exercise price of outstanding stock warrants at December 31, 2007 were 17 months and $2.53, respectively. The fair value of stock warrants is determined using the Black-Scholes valuation model at the time the stock warrant is granted.

12.   INCOME TAXES

      The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                   Year Ended     Year Ended
                                                  December 31,   December 31,
                                                      2007           2006
                                                  -----------    ------------

      Statutory tax rates                              35%             35%
      Expected recovery of income taxes
        at statutory rates                      $ (543,000)     $ (507,000)

      Increase (reduction) in income taxes
      resulting from:

        Non-deductible expenditures & other         21,000          70,000
        Foreign exchange rate and tax rate
          differences                              (35,000)         38,000
      Valuation allowance change                   557,000         399,000
                                                ----------       ---------
      Provision for income taxes                $        -       $       -
                                                ==========       =========

      The   significant   components   of  deferred   income  tax  assets  and
      liabilities at December 31, 2007 and 2006 are as follows:

                                             Year Ended          Year Ended
                                          December 31, 2007   December 31, 2006
                                          -----------------  -----------------
  Deferred income tax assets:

   Canadian non-capital loss carryforwards     $  379,000       $  125,000
   US net operating loss carryforwards            196,000           17,000

   Australian operating loss carryforwards         18,000                -
   Property and equipment, Canada                   3,000                -
   Petroleum and natural gas properties, Canada   378,000          257,000
                                                ---------        ---------
   Total deferred income tax assets               974,000          399,000
       Less: valuation allowance                 (956,000)        (399,000)
                                                ---------        ---------
   Deferred income tax assets, net             $   18,000        $       -
                                                ---------        ---------

   Petroleum and natural gas properties,
    Australia                                 $(6,195,000)       $       -
                                                ---------        ---------
    Deferred income tax liabilities, net      $(6,177,000)       $       -
                                              ===========        =========

      At December 31, 2007, the Company had Canadian income tax losses for federal income tax purposes totaling $1,300,000 that expire from 2026 through 2027. As well, the Company has $1,900,000 ($1,600,000 in 2006) of resource property expenditure, all of which, under certain circumstances, may be utilized to reduce taxable income in future years. A valuation allowance of $757,000 has been applied against the deferred tax asset representing these losses and tax credits.

      In the United  States,  the Company had regular tax net operating  losses
      of  $560,000   that  expire  from  2026  through   2027.  A  valuation
      allowance of $196,000 has been applied against the deferred tax asset representing these losses.

      In Australia, the Company had regular tax net operating losses of $70,000 that may be used in future years to reduce taxable income. A valuation allowance of $18,000 has been applied against the deferred tax asset representing these losses.

13.   SUPPLEMENTAL OIL AND GAS DISCLOSURES (unaudited)

      Canadian-Based holdings:

      (i)   Proved oil and gas reserve quantities

            Proved reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions and current regulatory practices. Reserves are considered proved when commercial production has been established by actual production or well tests. The portion of the reservoir considered proved is the area delineated by drilling and reasonable interpretation of available data after considering fluid contacts, if any.

            Proved reserves may be developed or undeveloped. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells or undrilled acreage, or from existing wells where a relatively major expenditure is required for completion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

            At  December  31,  2007,   the  estimated  oil  and  gas  reserves
            presented were derived from a report dated December 31, 2006 prepared by Chapman Petroleum Engineering Ltd., an independent engineering firm located in Calgary, Alberta. Management believes the findings of that report remain valid and accurate. The Company cautions, however, that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures; accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

            Estimated  quantities  of  proved  reserves  attributable  to  the
            Company's   interest  (all  of  which  are  classified  as  proved
            developed) are as follows:

                                                       Crude Oil
                                                        (Gross     Natural Gas
                                                        BOEs)     (Gross BOEs)

            Working interest in reserves                35,125         58,987
            Production                                       -         (1,663)
            -------------------------------------------------------------------

            Proved  developed  reserves,
               December 31, 2007                        35,125         57,324
            ===================================================================

      (ii) Standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities

            The table below sets out a standardized measure of the estimated discounted future net cash flows attributable to the Company's interest in proved developed oil and gas reserves. Estimated future cash inflows were computed by using constant prices and costs to the estimated future production of proved gas reserves at December 31, 2007 discounted by 10%. The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

            Future cash inflows                                   $ 3,560,000
            Future cash outflows:
               Development costs                                      250,000
               Production costs                                     2,000,000
                                                                  -----------
            Future net cash flows                                   1,310,000
            Adjustment  to discount  future annual
                cash flows at 10%                                    (980,000)
                                                                  -----------
            Standardized   measure  of  discounted
              future  cash  flows, after tax                      $   330,000
                                                                  ===========

      (iii) Results of operations for oil and gas producing activities

            The revenues and expenses associated directly with Endeavor's petroleum and natural gas producing activities, including general and administrative expenses directly related to such producing activities for the periods ended December 31, 2007 and December 31, 2006 are summarized as follows:

                                                         December    December
                                                         31, 2007    31, 2006

         Petroleum and natural gas sales                $  62,898   $   29,219
         Production and operating expenses               (122,157)     (22,004)
         Royalties                                         (3,940)      (5,100)
         Accretion of asset retirement obligation          (5,517)      (2,131)
         Depletion                                        (33,000)     (17,403)
         General and administrative expenses             (529,324)     (52,910)
         Provision  for  impairment  of oil and gas
             properties                                  (149,004)    (914,289)
         Results of operations for petroleum and        ---------    ---------
             natural gas producing activities           $(780,044)   $(984,618)
                                                        =========    =========

14.   SEGMENTED INFORMATION

      The Company's operations are conducted in two business segments, Australian Exploration and North America Exploration and Development. Revenues, operating profits and net identifiable assets by business segment are as follows:


      For the year ended December 31, 2007

                                       North American
                         Australian   Exploration and
                         Exploration    Development         Total
      -----------------------------------------------------------------

      Revenue            $        -       $    58,957        $    58,957
      Segment Loss          (60,451)       (1,447,294)        (1,507,745)

      As at December 31, 2007

      Total Assets      $22,343,925        $1,425,965        $23,796,890

      For the year ended December 31, 2006

                                          North
                                        American
                                       Exploration
                         Australian        and
                         Exploration   Development
                                                           Total
                        -------------------------------------------

      Revenue             $      -      $    24,118    $    24,118
      Segment Loss               -       (1,462,407)    (1,462,407)

      As at December 31, 2006

      Total Assets        $      -      $ 1,000,115     $1,000,115

15.   SUBSEQUENT EVENTS

On February 1, 2008 the Company entered into an agreement with its former Chief Executive Officer, Cameron King, which provided the Company with the option of exchanging all of the Company's interest in Endeavor for the Company's Series A Preferred shares and the Class A Preferred shares of FEH previously issued to Mr. King in connection with the Company's original acquisition of Endeavor.

On February 15, 2008 the option was exercised. As a result, the 6,500 shares of the Company's Series A Preferred stock and the 6,500,000 Class A Preferred shares of FEH issued to Mr. King were returned to the Company and cancelled and all outstanding shares of Endeavor were transferred to Mr. King. During the year ended December 31, 2007, Endeavor Canada generated $58,957 in net revenues and sustained an operating loss of $634,610. Of the $2,566,246 current liabilities of the Company at December 31, 2007, $1,504,147 relate to the operations of Endeavor. Of the remaining $1,062,099 in current liabilities, $760,026 are advances from related parties. The Company anticipates that it will recognize a gain on its divestiture of Endeavor.

The assets of Endeavor included all of the Company's Canadian-based oil and gas holdings.

On March 7, 2008 the Company entered into an agreement with Holloman O & G which granted Holloman O & G the right to earn a 66.667% working interest in the PEL 112 permit, which covers approximately 821,500 acres in the Cooper basin of Australia. To earn this working interest, Holloman O & G agreed to:

     1. Fund the costs required to drill, and if warranted, complete three wells on the PEL 112 by June 10, 2008; and

     2. Pay the Company a 1.33% overriding royalty on gross revenues generated from the sale of any oil or gas produced from wells drilled on the PEL 112.

The Company has the right to earn up to a one-third working interest in the PEL 112 concession by paying, prior to the time any well has reached 50% of the expected total depth, its' proportionate share of the cost of drilling any of the wells involved in the three-well drilling program. The Company also has the right to earn up to a one-third working interest in any future wells drilled on the PEL 112 (over and above the initial three-well drilling program) by paying its' proportionate share of the cost of drilling the wells.

The Company's Chairman of the Board of Directors is the President of Holloman Corporation and is also the president of Holloman O & G. One of the Company Directors is the Vice President of Holloman Corporation. Holloman Corporation owns all of the outstanding shares of Holloman O & G.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HOLLOMAN ENERGY CORPORATION
Date:   April 11, 2008

                                    By: /s/ Grant Petersen
                                        -----------------------------------
                                        Grant Petersen, President and Chief
                                         Executive Officer


                                    By: /s/ Grant Petersen
                                        -----------------------------------
                                        Principal Financial and Accounting
                                           Officer


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                           Date


/s/ Grant Petersen
----------------------------                    April 11, 2008
Grant Petersen,
Chief Executive Officer, President


/s/ Mark Stevenson
----------------------------                    April 11, 2008
Mark Stevenson, Director


----------------------------
J. Douglas Brown, Director


/s/ David Lewis
----------------------------                    April 12, 2008
David Lewis, Director


/s/ Eric Prim
----------------------------                    April 12, 2008
Eric Prim, Director