Form 10-Q
period 2008-03-31
Holloman Energy CORP
filed 2008-05-15
CIK 1324736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 2008

                                             OR

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to  ________

                             Commission File Number: 000-52419

                                HOLLOMAN ENERGY CORPORATION
                     (Exact Name of Issuer as Specified in Its Charter)

              Nevada                                        77-0643398
 -------------------------------                     ---------------------
    (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                  Identification No.)

      5257 West Interstate 20, Odessa, Texas               79769-9410
----------------------------------------------            -------------
(Address of Issuer's Principal Executive Offices)          (Zip Code)

  Issuer's telephone number:     (432) 381-2050

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days. Yes ____X_____ No __________

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]                Accelerated filer [  ]

      Non-accelerated filer [  ]                  Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the  Registrant is a shell company (as defined in
Exchange Act Rule 12b-2 of the Exchange Act).    Yes ____         No   X
                                                                     -----

         Class of Stock        No. Shares Outstanding          Date

            Common                 81,219,358               March 10, 2008

                           HOLLOMAN ENERGY CORPORATION
                     (formerly Endeavor Energy Corporation)
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                               (Unaudited)
                                             March 31, 2008   December 31, 2007
                  ASSETS
CURRENT ASSETS
  Accounts receivable                        $           -     $      14,339
  Other receivable                                       -            63,386
  Prepaid expenses and deposits                     21,250           115,147
                                                    21,250           192,872
                                             -------------     -------------
Equipment, net                                           -            14,019
Oil and gas properties, full cost method,
   net of depletion                             23,030,925        22,945,468
Deposit on acquisition                             639,487           639,487
Refundable deposit                                       -            5,044
                                             -------------     -------------
      Total Assets                           $  23,691,662     $  23,796,890
                                             =============     =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities   $     227,670     $     821,903
  Loans payable                                    344,860           585,928
  Due to related parties                         1,367,745         1,158,415
                                             -------------     -------------
                                                 1,940,274         2,566,246

  Deferred tax liability                         6,177,000         6,177,000
  Asset retirement obligations                           -            60,692
                                             -------------     -------------
      Total Liabilities                          8,117,274         8,803,938
                                             -------------     -------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Authorized (Holloman):
   10,000,000 preferred shares, par value
   $0.001 per share 150,000,000 common shares,
   par value $0.001 per share Issued and
   outstanding (Holloman):
     2,500 (December 31, 2007 - 9,000)
       preferred shares                                  3                9
     81,219,358 (December 31, 2007 - 81,219,358)
     common shares                                  81,219           81,219
  Authorized (FEH):
     10,000,000 preferred shares, par value $0.001
     150,000,000 common shares, par value $0.001
  Issued and outstanding (FEH):
     2,500,000 (December 31, 2007 - 9,000,000)
       preferred shares                              2,500            9,000
     Additional paid in capital                 17,903,746       17,903,746
     Accumulated other comprehensive
       income (loss)                                     -          (30,870)
     Deficit accumulated during the
       exploration stage                        (2,413,081)      (2,970,152)
                                             -------------     -------------
      Total Stockholders' Equity                15,574,388       14,992,952
                                             -------------     -------------
      Total Liabilities and
          Stockholders' Equity                $ 23,691,662      $23,796,890
                                              ============      ===========

                           HOLLOMAN ENERGY CORPORATION
                     (formerly Endeavor Energy Corporation)
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                              Cumulative results      Three           Three
                               from May 5, 2006    Months Ended    Months Ended
                               to March 31, 2008  March 31, 2007  March 31, 2008

GENERAL AND ADMINISTRATIVE
 EXPENSES
   Consulting                       322,820               -           78,525
   Foreign exchange (gain)/loss       7,183               -             (117)
   Interest and financing costs       1,233               -              700
   Office and general               111,005               -           38,086

   Professional fees                213,405               -           53,701
   Salaries, wages, and benefits     86,666               -                -
                                 ----------       ---------       ----------
LOSS FROM CONTINUING OPERATIONS    (742,312)              -         (170,895)

NET LOSS FROM DISCONTINUED
  OPERATIONS                     (2,454,637)       (211,016)         (55,903)

GAIN ON DISPOSAL OF
  DISCONTINUED OPERATIONS           783,868               -          783,868
                                 ----------       ---------       ----------
NET LOSS                       $ (2,413,081)      $(211,016)       $ 557,071

BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                                       (2,110)            0.01
                                                  ----------      -----------
WEIGHTED AVERAGE NUMBER OF BASIC AND
 DILUTED COMMON SHARES OUTSTANDING                      100       81,219,358
                                                  =========       ==========

                           HOLLOMAN ENERGY CORPORATION
                     (formerly Endeavor Energy Corporation)
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited)



                              Cumulative results      Three           Three
                               from May 5, 2006    Months Ended    Months Ended
                               to March 31, 2008  March 31, 2007  March 31, 2008

OPERATING ACTIVITIES
  Net loss from continuing
   operations                     $  41,556      $        -       $  612,973
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
     Extraordinary gain from
      divestiture                  (783,868)                        (783,868)
     Foreign exchange gain/(loss)   (37,441)              -              117
     Interest accrued and
      financing costs                   700               -              700
  Changes in non-cash working
    capital items
       Prepaid expenses
         and deposits               (21,250)              -          (21,250)
       Accounts payable and
         accrued liabilities        402,822               -           57,970
                                -----------       ---------        ---------
  Cash used by continuing
    operations                     (397,482)              -         (133,358)
                                -----------       ---------        ---------
Cash used by discontinued
    operations                     (725,006)        (78,247)         (26,768)
                                -----------       ---------        ---------
FINANCING ACTIVITIES
  Common stock issued for
    cash                             60,001               -                -
  Convertible debentures
    issued                        1,500,000               -                -
  Loans payable                     585,928               -                -
  Due to  related parties         1,978,541          10,803          820,126
                                -----------       ---------        ---------
  Cash provided by financing
     activities                   4,124,470          10,803          820,126
                                -----------       ---------        ---------
INVESTING ACTIVITIES
  Equipment acquired                (23,490)              -                -
  Petroleum and natural
    gas expenditures             (2,299,874)       (107,312)        (660,000)
  Cash acquired on
    acquisition                      12,696               -                -
  Deposit on acquisition           (639,487)              -                -
  Advances to shareholder                 -               -                -
  Repayment of advances
     to shareholder                       -         (23,593)               -
  Refundable deposit                (51,827)              -                -
                                -----------       ---------        ---------
  Cash used by investing
     activities                  (3,001,982)       (130,905)        (660,000)
                                -----------       ---------        ---------
CHANGE IN CASH                            -        (198,350)               -

CASH, BEGINNING                           -         198,761                -
                                -----------       ---------        ---------
CASH, ENDING                    $         -       $     411       $        -
                                ===========       =========       ==========
SUPPLEMENTAL DISCLOSURE:
  Interest paid                 $     9,908       $       -       $        -
  Income taxes paid             $         -       $       -       $        -

NON-CASH ACTIVITIES:
  Shares issued on conversion
    of debt                     $ 1,639,722       $       -       $        -
  Shares issued for
  property acquired             $15,903,000       $       -       $        -

                           HOLLOMAN ENERGY CORPORATION
                     (formerly Endeavor Energy Corporation)
                         (An Exploration Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (Unaudited)

1.    BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of Holloman Energy Corporation (the "Company") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company's Annual Report on From 10-KSB filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-KSB. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.    DISCONTINUED OPERATIONS

On February 1, 2008, the Company entered into an agreement with the Company's former CEO for an option to exchange the Company's interest in Endeavor Canada Corporation ("Endeavor") for the Company's Series A preferred shares and the Class A preferred shares of THE Company's wholly-owned subsidiary First Endeavor Holdings, Inc ("FEH").

      On February 15, 2008, the option was exercised. As a result, the 6,500 shares of the Company's Series A preferred stock and the 6,500,000 Class A Preferred shares of First Endeavor Holdings, Inc. issued to the Company's former CEO were returned to the Company and cancelled and all outstanding shares of Endeavor were transferred to the Company's former CEO. The assets of Endeavor included all of the Company's Canadian-based oil and gas interests.

The Company recognized an extraordinary gain on its divestiture of Endeavor as follows:

    Net liabilities of Endeavor:
         Assets                                          $  (780,467)
         Liabilities, including $351,504 in amounts
           payable to related parties                      3,401,781
         Accumulated comprehensive income                    (31,265)
                                                         -----------
                                                           2,590,049
Share consideration received                                   6,507
Intercompany receivables written off                      (1,812,688)
                                                         -----------
     Gain on disposal of discontinued operations         $   783,868
                                                         ===========

3.    OIL AND GAS PROPERTIES, unproven

In May 2007, the Company entered into an agreement to acquire a 62.5% working interest in an Australian oil and gas exploration permit area known as
Victoria Permit 60 ("Vic P60"). In connection with the acquisition of Holloman Petroleum Pty, Ltd. ("Holloman Petroleum"), the Company also acquired the remaining 37.5% working interest in the Vic P60 permit. In connection with the May 2007 agreement, the Company paid $639,487 in the form of a deposit on the permit awaiting approval of the transfer of the permit by the Australian government. The Company contracted to pay a broker 800,000 restricted common shares plus a 9% overriding royalty interest in the acreage covered by the permit to facilitate this transaction. As a result, the
Company  has a net  revenue  interest  of  81.625%  in  the  prospect.  During
February 2008, a shareholder paid $660,000 on behalf of the Company to reserve 3-D seismic capacity related to the permit.

On November 21, 2007, the Company purchased seven Australian oil and gas permits for 18,600,000 shares of the Company's common shares with a fair market value of $15,903,000. On March 7, 2008, the Company entered into an agreement with Holloman Oil & Gas Limited ("Holloman O & G") which granted Holloman O & G its two-thirds working interest in the PEL 112 permit. To earn this working interest, Holloman Oil & Gas agreed to:

o Fund the costs required to drill, and if warranted, complete three wells on the PEL 112 by June 10, 2008; and

o Pay the Company a 1.33% overriding royalty on gross revenues generated from the sale of any oil or gas produced from wells drilled on the PEL 112.

The Company has the right to earn up to a one-third working interest in the PEL 112 concession by paying, prior to the time any well has reached 50% of the expected total depth, the Company's proportionate share of the cost of drilling any of the wells involved in the three-well drilling program. The Company also has the right to earn up to a one-third working interest in any future wells drilled on the PEL 112 by paying its proportionate share of the cost of drilling.

Two of the Company's Directors are officers and shareholders in Holloman Corporation, which holds a 100% interest in Holloman O&G and Mr. Stevenson acts as the president of Holloman O&G.

                           FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-KSB filed with Securities Exchange Commission on April 15, 2008, and, from time to time, in other reports we file with the U.S. Securities and Exchange Commission ("SEC). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited financial statements and related notes included as part of this report and our Form 10-KSB for the year ended December 31, 2007 filed with Securities Exchange Commission on April 15, 2008.

General

Holloman Energy Corporation ("we" or the "Company") was incorporated on May 14, 2004. Between May 2004 and May 2007 we were relatively inactive.

On August 3, 2007 we acquired Endeavor Canada Corporation, an Alberta corporation involved in the exploration and development of oil and gas, for 9,000 shares of our Series A Preferred stock and 9,000,000 shares of the preferred stock of our wholly owned subsidiary, First Endeavor Holdings.

For accounting purposes, our acquisition of Endeavor Canada constituted a recapitalization and the acquisition was accounted for as a reverse merger whereby Endeavor Canada was deemed to have acquired us. As a result, for the period from August 3, 2007, the merger date, through February 15, 2008, the date on which we divested of Endeavor Canada (see below), our financial statements reflect the historical operations of Endeavor Canada and our operations.

Endeavor Canada was incorporated in May 2006. Between May 2006 and December 2007 Endeavor Canada acquired its oil and gas properties in Alberta, Canada but was otherwise relatively inactive. As a result, a comparison of our operations for the three months ended March 31, 2008 with our operations for the three months ended March 31, 2007 is not meaningful.

Following the acquisition of Endeavor Canada, we paid $1,640,000 in principal and accrued interest to Endeavor Canada's note holders with 1,093,155 shares of our restricted common stock.

On February 1, 2008 we entered into an agreement with our former Chief Executive Officer, Cameron King, which provided us the option of exchanging all of our interest in Endeavor Canada for the our Series A Preferred shares and the Class A Preferred shares of First Endeavor Holdings, Inc. previously issued to Mr. King in connection with our original acquisition of Endeavor.

On February 15, 2008 the option was exercised. As a result, the 6,500 shares of our Series A Preferred stock and the 6,500,000 Class A Preferred shares of First Endeavor Holdings issued to Mr. King were returned to us and cancelled and all outstanding shares of Endeavor Canada were transferred to Mr. King. The assets of Endeavor Canada included all of the Company's Canadian-based oil and gas holdings.

We have recognized net losses from the discontinued operations of Endeavor Canada totaling $2,455,000 and an extraordinary gain upon the divestiture of Endeavor Canada of $783,868.

Liquidity and Capital Resources

In May 2007 we entered into an agreement to acquire a 62.5% working interest in an Australian oil and gas exploration permit area known as Victoria Permit 60 ("Vic P60") for $639,487. In connection with the acquisition of Holloman Petroleum, as described below, we acquired the remaining 37.5% working interest in the Vic P60 permit. As the holder of the permit we committed to complete the work program required by the VIC P60 Permit. We project that seismic work, interpretation of data and related work will require an investment of $6 to $9 million prior to October 2008. Further, the Permit requires us to drill at least one well before November 2009. We estimate the cost of drilling that well will approximate $57 million. We will attempt to joint venture this prospect with third parties which will pay all, or a significant portion of the costs required to explore for oil and gas in the area covered by the Permit.

On November 21, 2007 we acquired Holloman Petroleum Pty. Ltd for 18,600,000 shares of our common stock. Holloman Petroleum's assets consist of working interests varying between 37.5% and 100% in seven oil and gas permits, including the remaining 37.5% working interest in the Vic P60 permit. These permits have remaining terms expiring between December 2008 and February 2013. As the holder of the permits, we are required to drill wells and complete other work on the lands covered by the permits. If we elect to drill all the wells and perform all other work required by the permits, very early estimates suggest that the cost will be over $15,000,000 during the twelve months ending March 31, 2009 and well over $200,000,000 over the terms of the permits.

On March 7, 2008 we entered into an agreement with Holloman Oil & Gas Limited ("Holloman O & G") which granted Holloman O & G the right to earn a 66.667% working interest in the PEL 112 permit, which covers approximately 821,500 acres in the Cooper basin of Australia. To earn this working interest, Holloman O & G agreed to:

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

In March 2008  Holloman  Oil & Gas drilled its first  exploratory  well on PEL
112. The well was drilled to approximately 6,000 feet and was a dry hole. The terms of the PEL 112 permit and the two related permits covering lands in the Cooper basin require us to drill two additional wells prior to December 2008.

Our Chairman of the Board of Directors is the President of Holloman Corporation and is also the president of Holloman O & G. One of the Company Directors is the Vice President of Holloman Corporation. Holloman Corporation owns all of the outstanding shares of Holloman O & G.

During the remainder of 2008 we plan to enter into joint venture agreements with third parties to explore for oil and gas in the Cooper, Gippsland and Barrow basins of Australia.

As of March 31, 2008 we did not have any proven oil or gas reserves and we did not have any revenues. As such, our oil and gas properties are not subject to depletion. At March 31, 2008, we had advances payable to:

     o    Unrelated parties in the amount of $344,860;
     o Grant Petersen, our current Chief Executive Officer, and an entity controlled by Mr. Petersen, in the amount of $228,861;
     o    Other members of our Board of Directors in the amount of $30,000; and
     o    Holloman Corporation in the amount of $1,108,884.

These advances were used to support our operations in Australia, maintain fund raising efforts, and pay general and administrative expenses. All advances are unsecured, non-interest bearing, and are due on demand. Holloman Corporation is an affiliate. We believe a substantial portion of these advances will be repaid with restricted common stock under the terms of a private placement authorized by our Board of Directors on March 3, 2008.

Our material future contractual obligations as of March 31, 2008 are shown below.

                                      Amounts due during twelve months ending
                                                    March 31,
                                      ----------------------------------------
Description                Total        2008           2009            2010

  Loans and Advances     $1,712,605   $1,712,605        --              --


Our operations have been financed from the sale of our common stock, the sale of convertible notes, loans from unrelated third parties and advances from our current and former officers, directors and their affiliates.

As of March 31, 2008 we did not have any off balance sheet arrangements.

We are attempting to raise the capital required to implement our business plan. If we are unable to complete additional joint venture agreements with third parties to explore for oil and gas, we believe our plan of operations would require approximately $25,000,000 in financing over the twelve-month period ending March 31, 2009.

If we are unable to obtain the financing we need, we could lose drilling rights, our business plan could fail and our stockholders could lose their investment. There can be no assurance that we will be successful in raising the capital we require, or that if the capital is offered, it will be subject to terms we consider acceptable. Investors should be aware that even in the event we are able to raise the funds we require, there can be no assurance that we will succeed in our drilling or production plans and we may never be profitable.

Critical Accounting Policies and Estimates

Measurement Uncertainty

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. Significant items subject to such estimates and assumptions include the carrying value of oil and gas properties, income taxes, and legal and environmental risks and exposure.

These estimates and assumptions are reviewed periodically and, as adjustments become necessary they are reported in earnings in the periods in which they become known.

Petroleum and Natural Gas Properties

We follow the full cost method of accounting for our petroleum properties; accordingly, all costs incidental to the acquisition, exploration and development of oil and gas properties, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized. Internal costs incurred that are directly identified with acquisition, exploration and development activities not related to production, general corporate overhead or similar activities, are also capitalized. Interest costs incurred and attributable to unproved oil and gas properties under current evaluation and major development projects of oil and gas properties are also capitalized. All costs related to production activities, including work over costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense as incurred.

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

Joint Venture Activities

Substantially all of our petroleum and natural gas exploration and production activities are conducted jointly with others, and, accordingly, our financial statements reflect only our proportionate interest in such activities.

Deferred Income Taxes

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

ITEM 4T.    CONTROLS AND PROCEDURES

Following his  appointment  as our Chief  Executive  and Financial  Officer on
January 4, 2008 Grant Petersen, our Principal Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report; and in his opinion our disclosure controls and procedures were not effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) the lack of a functioning audit committee and lack of a majority of outside directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. These material weaknesses were identified by our Chief Executive and Financial Officer in connection with the audit of our financial statements as of December 31, 2007.

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

                          PART II -OTHER INFORMATION

ITEM 6.  EXHIBITS

 Exhibit
 Number        Description of Exhibits

   31          Rule 13a-14(a) Certifications
   32          Section 1350 Certifications

                                  SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      HOLLOMAN ENERGY CORPORATION

Date: May 14, 2008
                                      By:  /s/ Grant Petersen
                                          --------------------------------------
                                         Grant   Petersen,   Chief   Executive
                                         Officer,  Principal Financial Officer
                                         and Chief Accounting Officer