Form 10-Q/A
period 2008-03-31
Holloman Energy CORP
filed 2008-05-16
CIK 1324736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A

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

                           HOLLOMAN ENERGY CORPORATION
                     (formerly Endeavor Energy Corporation)
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                               (Unaudited)
                                             March 31, 2008   December 31, 2007
                  ASSETS
CURRENT ASSETS
  Accounts receivable                        $           -     $      14,339
  Other receivable                                       -            63,386
  Prepaid expenses and deposits                     21,250           115,147
                                             -------------     -------------
                                                    21,250           192,872

Equipment, net                                           -            14,019
Oil and gas properties, full cost method,
   net of depletion                             23,030,925        22,945,468
Deposit on acquisition                             639,487           639,487
Refundable deposit                                       -            5,044
                                             -------------     -------------
      Total Assets                           $  23,691,662     $  23,796,890
                                             =============     =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities   $     227,670     $     821,903
  Loans payable                                    344,860           585,928
  Due to related parties                         1,367,745         1,158,415
                                             -------------     -------------
                                                 1,940,274         2,566,246

  Deferred tax liability                         6,177,000         6,177,000
  Asset retirement obligations                           -            60,692
                                             -------------     -------------
      Total Liabilities                          8,117,274         8,803,938
                                             -------------     -------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Authorized (Holloman):
   10,000,000 preferred shares, par value
   $0.001 per share 150,000,000 common shares,
   par value $0.001 per share Issued and
   outstanding (Holloman):
     2,500 (December 31, 2007 - 9,000)
       preferred shares                                  3                9
     81,219,358 (December 31, 2007 - 81,219,358)
     common shares                                  81,219           81,219
  Authorized (FEH):
     10,000,000 preferred shares, par value $0.001
     150,000,000 common shares, par value $0.001
  Issued and outstanding (FEH):
     2,500,000 (December 31, 2007 - 9,000,000)
       preferred shares                              2,500            9,000
     Additional paid in capital                 17,903,746       17,903,746
     Accumulated other comprehensive
       income (loss)                                     -          (30,870)
     Deficit accumulated during the
       exploration stage                        (2,413,081)      (2,970,152)
                                             -------------     -------------
      Total Stockholders' Equity                15,574,388       14,992,952
                                             -------------     -------------
      Total Liabilities and
          Stockholders' Equity                $ 23,691,662      $23,796,890
                                              ============      ===========

                           HOLLOMAN ENERGY CORPORATION
                     (formerly Endeavor Energy Corporation)
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                              Cumulative results      Three           Three
                               from May 5, 2006    Months Ended    Months Ended
                               to March 31, 2008  March 31, 2007  March 31, 2008

GENERAL AND ADMINISTRATIVE
 EXPENSES
   Consulting                       322,820               -           78,525
   Foreign exchange (gain)/loss       7,183               -             (117)
   Interest and financing costs       1,233               -              700
   Office and general               111,005               -           38,086

   Professional fees                213,405               -           53,701
   Salaries, wages, and benefits     86,666               -                -
                                 ----------       ---------       ----------
LOSS FROM CONTINUING OPERATIONS    (742,312)              -         (170,895)

NET LOSS FROM DISCONTINUED
  OPERATIONS                     (2,454,637)       (211,016)         (55,903)

GAIN ON DISPOSAL OF
  DISCONTINUED OPERATIONS           783,868               -          783,868
                                 ----------       ---------       ----------
NET (LOSS) INCOME              $ (2,413,081)      $(211,016)       $ 557,071
                               ============       =========       ==========

BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                                       (2,110)            0.01
                                                  ==========      ==========

WEIGHTED AVERAGE NUMBER OF BASIC AND
 DILUTED COMMON SHARES OUTSTANDING                      100       81,219,358
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