Form 10-Q
period 2008-06-30
HOLLOMAN ENERGY CORP
filed 2008-08-15
CIK 1324736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-52419

HOLLOMAN ENERGY CORPORATION

(Exact Name of Issuer as Specified in Its Charter)

_____________Nevada	__________77-0643398
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

333 North Sam Houston Parkway East, Suite 600, Houston, Texas	77060
(Address of Issuer's Principal Executive Offices)	Zip Code

______5257 West Interstate 20, Odessa, Texas_79763_____

(Former address if changed since last report)

Issuer’s telephone number:	(281) 260-0193

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.      Yes [X]       No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes [ ] No [X}

Class of Stock	No. Shares Outstanding	Date

Common	86,488,526	August 11, 2008

HOLLOMAN ENERGY CORPORATION
(formerly Endeavor Energy Corporation)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS
Cash	$ 746,269	$ -
Accounts receivable	-	14,339
Other receivable	837	63,386
Prepaid expenses and deposits	14,875	115,147

	761,981	192,872

Equipment, net	-	14,019

Oil and gas properties, full cost method, net of depletion	23,032,302	22,945,468

Deposit on acquisition	639,487	639,487

Other Assets	25,000	5,044

Total Assets	$ 24,458,770	$ 23,796,890

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 148,990	$ 821,903
Loans payable	300,548	585,928
Due to related parties	1,626,936	1,158,415

	2,076,474	2,566,246

Deferred tax liability	6,177,000	6,177,000

Asset retirement obligations	-	60,692

Total Liabilities	8,253,474	8,803,938

STOCKHOLDERS' EQUITY
Authorized (Holloman):
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding (Holloman):
NIL (December 31, 2007 - 9,000) preferred shares	-	9
86,488,526 (December 31, 2007 - 81,219,358) common shares	86,489	81,219
Authorized (FEH):
10,000,000 preferred shares, par value $0.001
150,000,000 common shares, par value $0.001
Issued and outstanding (FEH):
NIL (December 31, 2007 - 9,000,000) preferred shares	-	9,000
Additional paid in capital	18,647,972	17,903,746
Accumulated other comprehensive income (loss)	395	(30,870)
Deficit accumulated during the exploration stage	(2,529,560)	(2,970,152)

Total Stockholders' Equity	16,205,296	14,992,952

Total Liabilities and Stockholders' Equity	$ 24,458,770	$ 23,796,890

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION
(formerly Endeavor Energy Corporation)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results
	from May 5, 2006 to	3 Months Ended June 30,		6 Months Ended June 30,
	June 30, 2008	2008	2007	2008	2007

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	$ 376,645	$ 53,825	$ -	$ 132,350	$ -
Foreign exchange (gain)/loss	7,071	(111)	-	(228)	-
Gain on settlement of debt	(44,283)	(44,283)	-	(44,283)	-
Interest and financing costs	533	(700)	-	-	-
Management fees	25,000	25,000	-	25,000	-
Office, travel and general	155,426	44,421	-	82,507	-
Professional fees	251,661	38,256	-	91,956	-
Salaries, wages, and benefits	86,666	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(858,719)	(116,408)	-	(287,302)	-

NET LOSS FROM DISCONTINUED OPERATIONS	(2,454,637)	-	(229,732)	(55,903)	(440,748)

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	783,868	-	-	783,868	-

NET (LOSS) INCOME	$ (2,529,488)	$ (116,408)	$ (229,732)	$ 440,663	$ (440,748)

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE		$ (0.00)	$ (2,297)	$ 0.01	$ (4,407)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		82,288,159	100	81,753,758	100

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION
(formerly Endeavor Energy Corporation)
(A Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results
	from May 5, 2006 to	6 Months Ended	6 Months Ended
	June 30, 2008	June 30, 2008	June 30, 2007

OPERATING ACTIVITIES
Net (loss) income from continuing operations	$ (858,719)	$ (287,302)	$ -
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Gain from Settlement of indebtedness	(44,283)	(44,283)	-
Foreign exchange (gain)/ loss	(37,786)	(228)	-
Changes in non-cash working capital items
Accounts receivable	837	837	-
Prepaid expenses and deposits	(14,875)	(14,875)	-
Accounts payable and accrued liabilities	324,142	(20,710)	-

Cash used by continuing operations	(630,684)	(366,561)	-
Cash used by discontinued operations	(725,006)	(26,768)	(169,197)

FINANCING ACTIVITIES
Common stock issued for cash	807,001	747,000	-
Convertible debentures issued	1,500,000	-	-
Loans payable	585,928	-	(74,821)
Due to related parties	2,237, 390	1,078,975	351,817

Cash provided by financing activities	5,130,319	1,825,975	276,996

INVESTING ACTIVITIES
Equipment acquired	(23,490)	-	-
Petroleum and natural gas expenditures	(2,301,251)	(661,377)	(282,967)
Cash acquired on acquisition	12,696	-	-
Deposit on acquisition	(639,487)	-	-
Advances to shareholder	-	-	-
Repayment of advances to shareholder	-	-	(23,593)
Refundable deposits, net of repayments	(76,828)	(25,000)	-

Cash used by investing activities	(3,028,360)	(686,377)	(306,560)

CHANGE IN CASH	746,269	746,269	(198,761)

CASH, BEGINNING	-	-	198,761

CASH, ENDING	$ 746,269	$ 746,269	$ -

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ 9,908	$ -	$ -
Income taxes paid	$ -	$ -	$ -

NON-CASH ACTIVITIES:
Shares issued on conversion of debt	$ 1,639,722	$ -	$ -
Shares issued for property acquired	$ 15,903,000	$ -	$ -

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION

(Formerly Endeavor Energy Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-KSB. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of oil and gas properties, determination of fair values of stock based transactions, and deferred income tax rates and timing of the reversal of income tax differences.

Foreign Currency Translation

The Company and its and Australian subsidiaries’ functional and reporting currency is the United States dollar. The financial statements of the Company’s former Canadian subsidiary are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties. At June 30, 2008, the Company’s interests in Australia are all classified as unproven.

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

Asset retirement obligations

The Company accounts for asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation.

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

Revenue recognition

Oil and natural gas revenues are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of oil and gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period of which revenue is earned.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on derecognition interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company January 1, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

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

There were no employee stock options granted since inception.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, other receivables, restricted cash, accounts payable and accrued liabilities, and amounts due to related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values due to the relatively short maturity of these instruments.

In connection with a private placement of investment units, the Company granted certain investors exercising all of their Series A or Series B Warrants a prorata portion of a 2% net revenue interest in wells drilled by the Company, or on its behalf, in the Company’s concessions covering lands in the Cooper or Barrow basins of Australia. It is management’s opinion that no value can be assigned these revenue interests, or any associated derivative effect, as such valuation is currently non-estimable.

Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the six months ended June 30, 2008 and the year ended December 31, 2007, the only components of comprehensive loss were foreign currency translation adjustments.

Loss per share

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income or loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Shares underlying these securities totaled approximately 6,085,537 as of June 30, 2008. The dilutive effect of potential common shares is not considered in our EPS calculation during periods in which we incur losses as the impact would be anti-dilutive.

Comparative figures

Certain comparative figures have been reclassified to conform to the current period presentation.

Recent accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

3.	OIL AND GAS PROPERTIES (UNPROVEN) AND DEPOSIT ON ACQUISITION

In May 2007, the Company entered into an agreement to acquire a 62.5% working interest in an Australian oil and gas exploration permit area known as Victoria Permit 60 (“Vic P60”). In connection with the May 2007 agreement, the Company paid $639,487 in the form of a deposit on the Vic P60 permit awaiting approval of the transfer of the permit by the Australian government.

On November 21, 2007, the Company acquired Holloman Petroleum Pty, Ltd (“Holloman Petroleum”), an Australian corporation, which held interests in seven Australian oil and gas permits for 18,600,000 shares of the Company's common stock with a fair market value of $15,903,000. In connection with the acquisition, the Company also acquired the remaining 37.5% working interest in the Vic P60 permit. During February 2008, a shareholder paid $660,000 on behalf of the Company to reserve 3-D seismic participation related to the Vic P60 permit. That contract was not completed. During April 2008 the Company submitted an application to the Australian government for a suspension and extension to May 2009 of our year 3 seismic obligation on VIC P60. The government has requested, and we are in the process of supplying, evidence of seismic work contracts, or the progress in securing such contracts in order to obtain the extension.

On March 7, 2008, the Company entered into an agreement with Holloman Oil & Gas Limited (“Holloman O & G”), an Australian corporation, which granted Holloman O & G a two-thirds working interest in the PEL 112 permit. To earn its working interest, Holloman Oil & Gas agreed to:

•	Fund the costs required to drill, and if warranted, complete three wells on the PEL 112 within the timeframes required by the permit work programs; and
•	Pay the Company a 1.33% overriding royalty on gross revenues generated from the sale of any oil or gas produced from wells drilled on the PEL 112.

The Company has the right to earn up to a one-third working interest in the PEL 112 concession by paying, prior to the time any well has reached 50% of the expected total depth, the Company’s proportionate share of the cost of drilling any of the wells involved in the three-well drilling program. The Company also has the right to earn up to a one-third working interest in any future wells drilled on the PEL 112 by paying our proportionate share of the cost of drilling. Two of the Company’s directors are officers and shareholders in Holloman Corporation, which holds a 100% interest in Holloman O&G and Mr. Stevenson acts as the president of Holloman O&G.

On June 11, 2008 the Australian government consolidated two of the Company’s oil and gas permits (PEL 108 and PEL 109) into one permit (PEL 444). In connection with that consolidation, the government also extended the lease term and associated work programs for that permit and PEL 112 by five years. Under Australian Law, at the end of each five year term, one third of the area covered by a petroleum exploration license must be relinquished. During June 2008, the Company identified and relinquished the least productive third of the acreage covered by PEL 112 and PEL 444 to the government.

To better coordinate exploration, the Company is also seeking to consolidate three of its other oil and gas permits (WA-372P, WA-373P and WA-395P). During the course of its consolidation efforts, seismic obligations on two of the leases (WA-372P and WA-373P) have fallen behind schedule. The Australian government has suspended any enforcement action against the Company while the parties establish the cause for delay and the Company seeks to reset the lease terms and work programs related to those permits.

4.	LOANS PAYABLE

Loans payable consist of the following:

	June 30, 2008	December 31, 2007
Loan for $450,000 from an unrelated party, non-secured,
bears interest at 10% per annum and was due on April 1, 2008	$-	$450,000

Loan from unrelated party, non-interest bearing and
payable upon demand	35,000	79,283

Loan from unrelated party, non-interest bearing and
payable upon demand	259,343	-

Loan for CDN$50,000 is from an unrelated party, is non-
secured, non-interest bearing and is due on demand	-	50,440

Loan from unrelated party, non-interest bearing and
payable upon demand	6,205	6,205
	$300,548	$585,928

During June 2008, the Company negotiated a settlement with a third party lender by which $79,283 of indebtedness was satisfied for $35,000. The cash settlement was paid during July 2008.

5.	Related party transactions

During the six months ended June 30, 2008, management fees totaling $25,000 were paid to the Company’s Chief Executive Officer. The fees were incurred as compensation for services rendered in the normal course of operations and were paid at the amount established and agreed to by the related parties.

Non-interest bearing advances, payable upon demand to shareholders and other related parties consist of the following:

	June 30, 2008	December 31, 2007

Advances from current president and chief executive officer	$128,861	$183,861

Advances from Shareholder / Directors	243,554	-

Advances from shareholder	1,254,521	363,876

Advances from former president and chief executive officer	-	610,678
	$1,626,936	$1,158,415

6.	Preferred shares

The Company and its wholly-owned subsidiary, First Endeavor Holdings, Inc. (“FEH”) are each authorized to issue 10,000,000 preferred shares with a par value of $0.001 per share.

On August 3, 2007 the Company acquired Endeavor Canada Corporation (“Endeavor Canada”) for 9,000 shares of the Company’s Series A Preferred stock and 9,000,000 preferred shares of FEH. Each Series A Preferred share is convertible into one share of the Company’s common stock and is entitled to 1,000 votes on any matter submitted to the Company’s shareholders for approval. The 9,000,000 preferred shares of FEH are, at the option of the holder of the shares, convertible into 9,000,000 shares of the Company’s common stock. At December 31, 2007, the Company had 9,000 and FEH had 9,000,000 preferred shares outstanding.

On February 1, 2008 the Company entered into an agreement with its former Chief Executive Officer, Cameron King, which provided the Company with the option of exchanging all of the Company’s interest in Endeavor Canada for the Company’s Series A Preferred shares and the Class A Preferred shares of FEH previously issued to Mr. King in connection with the Company’s original acquisition of Endeavor Canada. On February 15, 2008 the option was exercised. As a result, the 6,500 shares of the Company’s Series A Preferred stock and the 6,500,000 Class A Preferred shares of FEH issued to Mr. King were returned to the Company and cancelled and all outstanding shares of Endeavor Canada were transferred to Mr. King.

At the option of the remaining preferred stock holders, the residual 2,500 shares of the Company’s Series A Preferred stock and 2,500,000 preferred shares of FEH were converted into an equivalent number of shares of the Company’s common stock during June 2008.

7.	COMMON SHARES

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001.

During June 2008, the Company  issued 2,766,668 shares of common stock in connection with a private placement of investment units to five accredited investors. Investment units were priced at $0.30 each (total proceeds - $830,000) and consisted of one share of the Company’s common stock, one Series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.70 per share. Each Series B Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $2.00 per share. All Series A and Series B Warrants expire on June 30, 2011. In addition, any investor exercising all of their Series A or Series B Warrants is eligible receive a prorata portion of a 2% net revenue interest in wells drilled by the Company, or on its behalf, in the Company’s concessions covering lands in the Cooper or Barrow basins of Australia. In management’s opinion no value can be assigned these revenue interests, or any associated derivative effect, as such valuation is currently non-estimable. The Company paid finders fees in the amount of $83,000, 133,000 Series A Warrants and 133,333 Series B Warrants in connection with this private placement.

During June 2008, the Company also issued 2,502,500 shares of its common stock in connection with the conversion of preferred shares (see Note 6).

At June 30, 2008, 6,085,537 common stock warrants are issued and outstanding. No warrants have expired, or have been exercised since inception. The weighted average remaining life and weighted average exercise price of outstanding stock warrants at June 30, 2008 were 35 months and $1.43, respectively.

The fair value of stock warrants issued to purchasers of investment units is determined using the Black-Scholes valuation model at the time the stock warrant is granted.

8.	DISCONTINUED OPERATIONS

On February 15, 2008, the Company completed an exchange of its interest in Endeavor Canada for the Company’s Series A Preferred shares and the Class A Preferred shares of FEH (see Note 6). The assets of Endeavor Canada included all of the Company’s Canadian-based oil and gas interests.

The Company recognized a gain on its divestiture of Endeavor as follows:

Net liabilities of Endeavor:
Assets	$(780,467)
Liabilities, including $351,504 in amounts payable to related parties	3,401,781
Accumulated comprehensive income	(31,265)
2,590,049
Share consideration received	6,507
Intercompany receivables written off	(1,812,688)
Gain on disposal of discontinued operations	$783,868
:

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-KSB filed with Securities Exchange Commission on April 15, 2008, and, from time to time, in other reports we file with the U.S. Securities and Exchange Commission (“SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

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

General

Holloman Energy Corporation (“we” or the “Company”) was incorporated in Nevada on May 14, 2004. Between May 2004 and August 2007 we were relatively inactive.

On August 3, 2007 we acquired Endeavor Canada Corporation (“Endeavor Canada”), an Alberta corporation involved in the exploration and development of oil and gas, for 9,000 shares of our Series A Preferred stock and 9,000,000 shares of the preferred stock of our wholly owned subsidiary, First Endeavor Holdings, Inc. (“FEH”).

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

Endeavor Canada was incorporated in May 2006. Between May 2006 and February 2008 Endeavor Canada acquired its oil and gas properties in Alberta, Canada but was otherwise relatively inactive. We divested of Endeavor Canada during February 2008. As a result, a comparison of our operations for the three and six months ended June 30, 2008 with our operations for the three months and six months ended June 30, 2007 is not meaningful.

Following the acquisition of Endeavor Canada, we paid $1,640,000 in principal and accrued interest to Endeavor Canada’s note holders with 1,093,155 shares of our restricted common stock.

On February 1, 2008 we entered into an agreement with our former Chief Executive Officer, Cameron King, which provided us the option of exchanging all of our interest in Endeavor Canada for the our Series A Preferred shares and the Class A Preferred shares of First Endeavor Holdings, Inc. previously issued to Mr. King in connection with our original acquisition of Endeavor.

On February 15, 2008 the option was exercised. As a result, the 6,500 shares of our Series A Preferred stock and the 6,500,000 Class A Preferred shares of First Endeavor Holdings issued to Mr. King were returned to us and cancelled and all outstanding shares of Endeavor Canada were transferred to Mr. King. The assets of Endeavor Canada included all of the Company’s Canadian-based oil and gas holdings.

We have recognized net losses from the discontinued operations of Endeavor Canada totaling $2,455,000 and an extraordinary gain upon the divestiture of Endeavor Canada of $783,868.

Liquidity and Capital Resources

In May 2007 we entered into an agreement to acquire a 62.5% working interest in an Australian oil and gas exploration permit area known as Victoria Permit 60 (“Vic P60”) for $639,487. In connection with the acquisition of Australian-based Holloman Petroleum Pty. Ltd (“Holloman Petroleum”), as described below, we acquired the remaining 37.5% working interest in the Vic P60 permit. As the holder of the permit we committed to complete the work program required by the VIC P60 Permit. We project that seismic work, interpretation of data and other related expenditures will require an investment of $6 to $9 million. During February 2008, a shareholder paid $660,000 on behalf of the Company to reserve 3-D seismic participation related to the permit. That contract was not completed. During April 2008 we submitted an application to the Australian government for a suspension and extension to May 2009 of our year 3 seismic obligation on VIC P60. The government has requested, and we are in the process of supplying, evidence of seismic work contracts, or the progress in securing such contracts in order to obtain the extension. We estimate the cost of drilling a well on VIC P60 will approximate $57 million. We will attempt to joint venture this prospect with third parties who will pay all, or a significant portion of the costs required to explore for oil and gas in the area covered by the Permit.

On November 21, 2007 we acquired Holloman Petroleum from Holloman Corporation for 18,600,000 shares of our common stock. Holloman Petroleum’s assets consisted of working interests varying between 37.5% and 100% in seven oil and gas permits, including the remaining 37.5% working interest in the Vic P60 permit. These permits have remaining terms expiring between October 2010 and June, 2013. As the holder of the permits, we are required to drill wells and complete other work on the lands covered by the permits. If we elect to drill all the wells and perform all other work required by the permits, very early estimates suggest that the cost will be over $15,000,000 during the twelve months ending June 30, 2009 and well over $200,000,000 over the terms of the permits.

On March 7, 2008 we entered into an agreement with Holloman Oil & Gas Limited (“Holloman O & G”), an Australian corporation, which granted Holloman O & G the right to earn a 66.667% working interest in the PEL 112 permit, which covers approximately 821,500 acres in the Cooper basin of Australia. To earn this working interest, Holloman O & G agreed to:

1.	Fund the costs required to drill, and if warranted, complete three wells on the PEL 112 within the timeframes required by the permit work program; and

2.	Pay the Company a 1.33% overriding royalty on gross revenues generated from the sale of any oil or gas produced from wells drilled on the PEL 112.

We have the right to earn up to a one-third working interest in the PEL 112 concession by paying, prior to the time any well has reached 50% of the expected total depth, our proportionate share of the cost of drilling any of the wells involved in the three-well drilling program. We also have the right to earn up to a one-third working interest in any future wells drilled on PEL 112 (over and above the initial three-well drilling program) by paying our proportionate share of the cost of drilling the wells.

Our Chairman of the Board of Directors is the President of Holloman Corporation (an ESOP-owned Texas corporation) and is also the president of Holloman O & G. One of the Company’s Directors is the Vice President of Holloman Corporation.

Holloman Corporation owns all of the outstanding shares of Holloman O & G.

In March 2008 Holloman O & G drilled its first exploratory well on PEL 112. The well was drilled to approximately 6,000 feet. Commercial quantities of hydrocarbons were not encountered and the well was abandoned.

On June 11, 2008 the Australian government consolidated two of the Company’s oil and gas permits (PEL 108 and PEL 109) into one permit (PEL 444). In connection with that consolidation, the government also extended the lease term and associated work programs for that permit and PEL 112 by five years. Under Australian Law, at the end of each five year term, one third of the area covered by a petroleum exploration license must be relinquished. During June 2008, we identified and relinquished the least productive third of the acreage covered by PEL 112 and PEL 444 to the government.

To better coordinate exploration, the Company is also seeking to consolidate three of its other oil and gas permits (WA-372P, WA-373P and WA-395P). During the course of its consolidation efforts, seismic obligations on two of the leases (WA-372P and WA-373P) have fallen behind schedule. The Australian government has suspended any enforcement action against the Company while the parties establish the cause for delay and we seek to reset the lease terms and work programs related to those permits.

During the remainder of 2008 we plan to enter into joint venture agreements with third parties to explore for oil and gas on our permits in the Cooper, Gippsland and Barrow basins of Australia.

As of June 30, 2008 we did not have any proven oil or gas reserves and we did not have any revenues. As such, our oil and gas properties are not subject to depletion.

During June 2008, we raised gross proceeds of $830,000 through the sale of 2,766,668 investment units at a price of $0.30 each. Each investment unit consisted of one share of the Company’s common stock, one Series A Warrant and one Series B Warrant. Any investor exercising all of their Series A or Series B warrants will receive a pro-rata portion of a 2% net revenue interest in wells drilled by the Company, or on its behalf, in the Company’s concessions covering lands in the Cooper or Barrow basins of Australia (see PART II, ITEM 2 of this report).

At June 30, 2008, we had $1,9 million in loans and advances payable to:

•	Unrelated parties in the amount of $300,458;
•	Grant Petersen, our current Chief Executive Officer, and an entity controlled by Mr. Petersen, in the amount of $128,861;
•	Other members of our Board of Directors in the amount of $243,554; and
•	Holloman Corporation in the amount of $1,254,521.

These loans and advances were used to support our operations in Australia, maintain fund raising efforts, and pay general and administrative expenses. All advances are unsecured, non-interest bearing, and are due on demand. Holloman Corporation is an affiliate..

Our material future contractual obligations as of June 30, 2008 are shown below.

Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Loans and Advances	$ 1,927,484	$ 1,927,484	-	-	-

Our operations have been financed from the sale of our securities, convertible notes, loans from unrelated third parties and advances from our current and former officers, directors and their affiliates.

As of June 30, 2008 we did not have any off-balance sheet arrangements.

We are attempting to raise the capital required to implement our business plan. If we are unable to complete additional joint venture agreements with third parties to explore for oil and gas, we believe our plan of operations would require approximately $25,000,000 in financing over the twelve-month period ending June 30, 2009.

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

Under the full cost method of accounting, the net book value of petroleum and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net revenues, discounted at 10% per annum, from proved oil and natural gas reserves plus the cost of properties not subject to amortization. Estimated future net revenues exclude future cash outflows associated with settling asset retirement obligations included in the net book value of oil and gas properties. Such limitations are imposed and are tested quarterly. In calculating future net revenues, prices and costs used are those as of the end of the appropriate quarterly period. These prices are not changed except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including designated cash flow hedges in place. We had no material hedges outstanding at June 30, 2008.

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

Loss per share

We compute basic loss per share by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted loss per share is computed after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants, contingent stock, and conversion of preferred shares. The dilutive effect of potential common shares is not considered in our EPS calculation during periods in which as the impact would be anti-dilutive.

ITEM 4T.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Change in Internal Control over Financial Reporting

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

During June 2008 we sold 2,766,668 investment units to five investors at a price of $0.30 each (gross proceeds - $830,000). Each investment unit consisted of one share of our common stock, one Series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of our common stock at a price of $0.70 per share. Each Series B Warrant entitles the holder to purchase one share of our common stock at a price of $2.00 per share. All Series A and Series B Warrants expire on June 30, 2011. In addition, any investor exercising all of their Series A or Series B Warrants will receive a pro-rata portion of a 2% net revenue interest in wells we may drill, or wells which may be drilled on our behalf, on our concessions covering lands in the Cooper or Barrow basins of Australia.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities. We believe that the investors had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of an investment in our securities. We did not pay any underwriting discounts or sales commissions in connection with the sale of these units. However, we did pay finders fees in the amount of $83,000, 133,000 Series A Warrants and 133,333 Series B Warrants in connection with the sale of the investment units.

ITEM 6.	EXHIBITS

Exhibit

Number	Description of Exhibits

31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION

Date:	August 13, 2008
By: /s/ Grant Petersen

Grant Petersen, Chief Executive Officer, Principal Financial Officer and Chief Accounting Officer