Form 10-Q
period 2008-09-30
HOLLOMAN ENERGY CORP
filed 2008-11-03
CIK 1324736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-52419

———————

HOLLOMAN ENERGY CORPORATION

 (Exact name of registrant as specified in its charter)

———————

Nevada	77-0643398
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

333 North Sam Houston Parkway East, Suite 600, Houston, Texas 77060

 (Address of Principal Executive Office) (Zip Code)

(281) 260-0193

 (Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common 93,346,282 October 24, 2008

HOLLOMAN ENERGY CORPORATION

(formerly Endeavor Energy Corporation)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$2,151,948	$––
Accounts receivable	––	14,339
Other receivable	837	63,386
Prepaid expenses and deposits	8,500	115,147
	2,161,285	192,872
Equipment, net	––	14,019
Oil and gas properties, full cost method, net of depletion	23,047,488	22,945,468
Deposit on acquisition	639,487	639,487
Other Assets	––	5,044
Total Assets	$25,848,260	$23,796,890

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$92,848	$821,903
Loans payable	259,343	585,928
Due to related parties	1,722,803	1,158,415
	2,074,994	2,566,246
Deferred tax liability	6,177,000	6,177,000
Asset retirement obligations	––	60,692
Total Liabilities	8,251,994	8,803,938
STOCKHOLDERS' EQUITY
Authorized (Holloman):
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding (Holloman):
NIL (December 31, 2007 - 9,000) preferred shares	––	9
93,346,282 (December 31, 2007 - 81,219,358) common shares	93,346	81,219
Authorized (FEH):
10,000,000 preferred shares, par value $0.001
150,000,000 common shares, par value $0.001
Issued and outstanding (FEH):
NIL (December 31, 2007 - 9,000,000) preferred shares	––	9,000
Additional paid in capital	20,316,114	17,903,746
Accumulated other comprehensive income (loss)	395	(30,870)
Deficit accumulated during the exploration stage	(2,813,589)	(2,970,152)
Total Stockholders' Equity	17,596,266	14,992,952
Total Liabilities and Stockholders' Equity	$25,848,260	$23,796,890

The accompanying notes are an integral part of these financial statements

F-1

HOLLOMAN ENERGY CORPORATION

(formerly Endeavor Energy Corporation)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative results
	from May 5, 2006 to	3 Months Ended September 30,		9 Months Ended September 30,
	September 30, 2008	2008	2007	2008	2007
GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	$445,570	$68,925	$46,475	$201,275	$46,475
(Gain)/loss on settlement of debt	(28,456)	15,828	––	(28,456)	––
Foreign exchange (gain)/loss	6,500	(571)	2,636	(800)	2,636
Interest and financing costs	533	––	––	––	––
Management fees	150,000	125,000	42,400	150,000	42,400
Office, travel and general	204,729	49,302	13,184	131,810	13,184
Professional fees	277,206	25,545	50,834	117,502	50,834
Salaries, wages, and benefits	86,666	––	––	––	––
LOSS FROM CONTINUING OPERATIONS	(1,142,748)	(284,029)	(155,529)	(571,331)	(155,529)
NET LOSS FROM DISCONTINUED OPERATIONS	(2,454,709)	––	(185,791)	(55,903)	(636,738)
GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS	783,868	––	––	783,868	––
NET (LOSS) INCOME	$(2,813,589)	$(284,029)	$(341,320)	$156,634	$(792,267)
BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE		$0.00	$(0.01)	$0.00	$(0.04)
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		86,448,309	48,775,006	86,158,953	22,404,031

The accompanying notes are an integral part of these financial statements

F-2

HOLLOMAN ENERGY CORPORATION

(formerly Endeavor Energy Corporation)

(A Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative results
	from May 5, 2006 to	9 Months Ended	9 Months Ended
	September 30, 2008	September 30, 2008	September 30, 2007
OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(1,142,747)	$(571,331)	$(155,529)
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Management fees paid in stock	50,000	50,000	––
Gain from settlement of indebtedness	(50,388)	(50,388)	––
Foreign exchange (gain)/ loss	(37,786)	(228)	––
Changes in non-cash working capital items
Accounts receivable	837	837	––
Prepaid expenses and deposits	(8,500)	(8,500)	––
Accounts payable and accrued liabilities	268,000	(76,851)	––
Cash used by continuing operations	(920,584)	(656,461)	––
Cash used by discontinued operations	(725,006)	(26,768)	(155,529)
FINANCING ACTIVITIES
Common stock issued for cash	2,432,000	2,372,000	––
Convertible debentures issued	1,500,000	––	––
Loans payable	550,827	(35,100)	(74,821)
Due to related parties	2,333,257	1,174,841	351,857
Cash provided by financing activities	6,816,084	3,511,741	277,036
INVESTING ACTIVITIES
Equipment acquired	(23,490)	––	––
Petroleum and natural gas expenditures	(2,316,438)	(676,564)	(282,967)
Cash acquired on acquisition	12,696	––	––
Deposit on acquisition	(639,487)	––	––
Advances to shareholder	––	––	––
Repayment of advances to shareholder	––	––	––
Refundable deposits	(51,827)	––	––
Cash used by investing activities	(3,018,546)	(676,564)	(282,967)
CHANGE IN CASH	2,151,948	2,151,948	(161,460)
CASH, BEGINNING	––	––	198,761
CASH, ENDING	$2,151,948	$2,151,498	$37,301
SUPPLEMENTAL DISCLOSURE:
Interest paid	$9,908	$––	$––
Income taxes paid	$––	$––	$––
NON-CASH ACTIVITIES:
Shares issued on conversion of liabilities	$1,689,722	$50,000	$1,639,722
Shares issued for property acquired	$15,903,000	$––	$––

The accompanying notes are an integral part of these financial statements

F-3

HOLLOMAN ENERGY CORPORATION
(Formerly Endeavor Energy Corporation)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

1.

BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-KSB. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Foreign Currency Translation

The Company and its and Australian subsidiary’s functional and reporting currency is the United States dollar. The financial statements of the Company’s former Canadian subsidiary are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

F-4

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties. At September 30, 2008, the Company’s interests in Australia are all classified as unproven.

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

Environmental

Oil and gas activities are subject to extensive federal, state and provincial environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Environmental (Continued)

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

There have been no employee stock options granted since inception.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets (Continued)

Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, other receivables, accounts payable and accrued liabilities, and amounts due to related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values due to the relatively short maturity of these instruments.

In connection with private placements of investment units, the Company granted certain investors exercising all of their Series A or Series B Warrants a prorata portion of a 2% net revenue interest in wells drilled by the Company, or on its behalf, in the Company’s concessions covering lands in the Cooper or Barrow basins of Australia. It is management’s opinion that no value can be assigned these revenue interests, or any associated derivative effect, as such valuation is currently non-estimable.

Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the nine months ended September 30, 2008 and the year ended December 31, 2007, the only components of comprehensive loss were foreign currency translation adjustments.

Loss per share

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income or loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Shares underlying these securities totaled approximately 19,614,949 as of September 30, 2008. The dilutive effect of potential common shares is not considered in our EPS calculation during periods in which we incur losses as the impact would be anti-dilutive.

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

Effective September 12, 2008 the Company executed an agreement which sets out the general terms upon which it would join a consortium of companies to secure services for 3D seismic acquisition on the Vic P60 permit. Obligations under this agreement are subject to, among other things, completion of a marine seismic services agreement with definitive terms acceptable to us.

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

4.

LOANS PAYABLE

Loans payable consist of the following:

	September 30, 2008	December 31, 2007
Loan for $450,000 from an unrelated party, non-secured, bears interest at 10% per annum and was due on April 1, 2008	$––	$450,000
Loan from unrelated party, non-interest bearing and payable upon demand	––	79,283
Loan from unrelated party, non-interest bearing and payable upon demand	259,343	––
Loan from unrelated party, non-interest bearing and payable upon demand	––	50,440
Loan from unrelated party, non-interest bearing and payable upon demand	––	6,205
	$259,343	$585,928

During June and September 2008, the Company negotiated settlements with a two (2) third party lenders by which $85,488 of indebtedness was satisfied for $35,100.

5.

RELATED PARTY TRANSACTIONS

Non-interest bearing advances, payable upon demand to shareholders and other related parties consist of the following:

	September 30, 2008	December 31, 2007
Advances from current President and Chief Executive Officer	$124,729	$183,861
Advances from Shareholder / Directors	343,553
Advances from Shareholder	1,254,521	363,876
Advances from former President and Chief Executive Officer	––	610,678
	$1,722,803	$1,158,415

During the nine months ended September 30, 2008, management fees totaling $100,000 were paid to the Company’s Chief Executive Officer. The fees were incurred as compensation for services rendered in the normal course of operations and were paid at the amount established and agreed to by the related parties.

Beginning September 1, 2008, administrative services fees of $50,000 per month are payable to the Company’s largest shareholder, Holloman Corporation. These fees are paid quarterly in the Company’s restricted common stock at the average closing price of the stock for the last 10 trading-days of the applicable monthly billing period. In exchange for its fees, Holloman Corporation has agreed to provide, among other things; executive consultation, management advice, engineering and geological services, office space, office support, communications, IT support, secretarial services, and the costs of North American travel expenses incurred in connection with the performance its services. The agreement under which these fees are incurred can be terminated by either party with 30-days notice.

On September 30, 2008, the Company sold 6,764,706 shares of common stock in connection with a private placement of investment units to our largest shareholder, Holloman Corporation, and to Grant Petersen, Mark Stevenson and Douglas Brown, all officers and/or directors of the Company (see Note 7).

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

6.

PREFERRED SHARES

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

On September 30, 2008, the Company sold 6,764,706 shares of common stock in connection with a private placement of investment units to its largest shareholder, Holloman Corporation, and to Grant Petersen, Mark Stevenson and Douglas Brown, all officers and/or directors of the Company. The investment units were priced at $0.255 each (total proceeds - $1,725,000) and consisted of one share of the Company’s common stock, one Series A Warrant and one Series B Warrant.

During June 2008, the Company sold 2,766,668 shares of common stock in connection with a private placement of investment units to five accredited investors. Investment units were priced at $0.30 each (total proceeds - $830,000) and consisted of one share of the Company’s common stock, one Series A Warrant and one Series B Warrant. The Company paid finders fees in the amount of $83,000, 133,000 Series A Warrants and 133,333 Series B Warrants in connection with this private placement.

Each Series A Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.70 per share. Each Series B Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $2.00 per share. All Series A and Series B Warrants issued on September 30, 2008, expire on September 30, 2011. All Series A and Series B Warrants issued during June 2008, expire on June 30, 2011. In addition, any investor exercising all of their Series A or Series B Warrants is eligible receive a prorata portion of a 2% net revenue interest in wells drilled by the Company, or on its behalf, in the Company’s concessions covering lands in the Cooper or Barrow basins of Australia. In management’s opinion no value can be assigned these revenue interests, or any associated derivative effect, as such valuation is currently non-estimable.

On September 30, 2008, the Company issued 193,050 shares of restricted common stock at a price of $0.259 each in connection with the conversion of $50,000 in management fees due and payable to its largest shareholder, Holloman Corporation.

During June 2008, the Company also issued 2,502,500 shares of its common stock in connection with the conversion of preferred shares (see Note 6).

At September 30, 2008, 19,614,949 common stock warrants are issued and outstanding. No warrants have expired or have been exercised since inception. The weighted average remaining life and weighted average exercise price of outstanding stock warrants at September 30, 2008 were 35 months and $1.37, respectively.

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

On February 15, 2008 the option was exercised. As a result, the 6,500 shares of our Series A Preferred stock and the 6,500,000 Class A Preferred shares of First Endeavor Holdings issued to Mr. King were returned to us and cancelled and all outstanding shares of Endeavor Canada were transferred to Mr. King. The assets of Endeavor Canada included all of our Canadian-based oil and gas holdings.

We have recognized net losses from the discontinued operations of Endeavor Canada totaling $2,455,000 and an extraordinary gain upon the divestiture of Endeavor Canada of $783,868.

Results of Operations

Endeavor Canada was incorporated in May 2006. Between May 2006 and February 2008 Endeavor Canada acquired its oil and gas properties in Alberta, Canada but was otherwise relatively inactive. We divested of Endeavor Canada during February 2008. As a result, a comparison of our operations for the three and nine months ended September 30, 2008 with our operations for the three months and nine months ended September 30, 2007 is not meaningful.

During the nine months ended September 30, 2008, our general and administrative expenses have increased. This growth in expense relates primarily to an increase in consulting, management and professional fees incurred in connection with capital formation and the expansion of our Australian business activity.

Liquidity and Capital Resources

In May 2007 we entered into an agreement to acquire a 62.5% working interest in Australian oil and gas exploration permit Vic P60 for $639,487. In connection with the acquisition of Australian-based Holloman Petroleum Pty. Ltd (“Holloman Petroleum”), as described below, we acquired the remaining 37.5% working interest in the Vic P60 permit. We project that seismic work, interpretation of data and other related expenditures on the Vic P60 permit will require an investment of $5 to $7 million. During February 2008, a shareholder paid $660,000 on behalf of the Company to reserve 3-D seismic participation related to the permit. That contract was not completed. During April 2008 we submitted an application to the Australian government for a suspension and extension to May 2009 of our year three seismic obligation on VIC P60. The government has requested, and we are in the process of supplying, evidence of seismic work contracts, or the progress in securing such contracts in order to obtain the extension.

Effective September 12, 2008 we executed an agreement which sets out the general terms upon which we would join a consortium of companies to secure services for 3-D seismic acquisition on the Vic P60 permit. Obligations under this agreement are subject to, among other things, completion of a marine seismic services agreement with definitive terms acceptable to us.

We estimate the cost of drilling a well on Vic P60 will approximate $57 million. We will attempt to joint venture this prospect with third parties who will pay all, or a significant portion of the costs required to explore for oil and gas in the area covered by the Permit.

On November 21, 2007 we acquired Holloman Petroleum from Holloman Corporation for 18,600,000 shares of our common stock. Holloman Petroleum’s assets consisted of working interests varying between 37.5% and 100% in seven oil and gas permits, including the remaining 37.5% working interest in the Vic P60 permit. These permits have remaining terms expiring between October 2010 and June, 2013. As the holder of the permits, we are required to drill wells and complete other work on the lands covered by the permits. If we elect to drill all the wells and perform all other work required by the permits, early estimates suggest that the cost will be over $20,000,000 during the twelve months ending September 30, 2009 and well over $200,000,000 over the terms of the permits.

On March 7, 2008 we entered into an agreement with Holloman Oil & Gas Limited (“Holloman O & G”), an Australian corporation, which granted Holloman O & G the right to earn a 66.667% working interest in the PEL 112 permit, which covers approximately 821,500 acres in the Cooper basin of Australia. To earn this working interest, Holloman O & G agreed to:

1.

Fund the costs required to drill, and if warranted, complete three wells on the PEL 112 within the time frames required by the permit work program; and

2.

Pay us a 1.33% overriding royalty on gross revenues generated from the sale of any oil or gas produced from wells drilled on the PEL 112.

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

Our Chairman of the Board of Directors is the President of Holloman Corporation (an ESOP-owned Texas corporation) and is also the President of Holloman O & G. One of our Directors is the Vice President of Holloman Corporation.

Holloman Corporation owns all of the outstanding shares of Holloman O & G.

In March 2008 Holloman O & G drilled its first exploratory well on PEL 112. The well was drilled to approximately 6,000 feet. Commercial quantities of hydrocarbons were not encountered and the well was abandoned.

On June 11, 2008 the Australian government consolidated two of our oil and gas permits (PEL 108 and PEL 109) into one permit (PEL 444). In connection with that consolidation, the government also extended the lease term and associated work programs for that permit and PEL 112 by five years. Under Australian Law, at the end of each five year term, one third of the area covered by a petroleum exploration license must be relinquished. During June 2008, we identified and relinquished the least productive third of the acreage covered by PEL 112 and PEL 444 to the government.

To better coordinate exploration, we are also seeking to consolidate three of our other oil and gas permits (WA-372P, WA-373P and WA-395P). During the course of our consolidation efforts, seismic obligations on two of the leases (WA-372P and WA-373P) have fallen behind schedule. The Australian government has suspended any enforcement action against us while the parties establish the cause for delay and we seek to reset the lease terms and work programs related to those permits.

We plan to enter into joint venture agreements with third parties to explore for oil and gas on our permits in the Cooper, Gippsland and Barrow basins of Australia. In this regard, we are in confidential early-stage negotiation with three corporations regarding potential farmin opportunities.

As of September 30, 2008 we did not have any proven oil or gas reserves and we did not have any revenues. As such, our oil and gas properties are not subject to depletion.

During June 2008 we raised $830,000 through the sales of investment units to five accredited investors. Investment units were priced at $0.30 each and consisted of one share of our common stock, one Series A Warrant and one Series B Warrant.

During September 2008 we raised $1,725,000 through the sale of investment units to our largest shareholder, Holloman Corporation, and to Grant Petersen, Mark Stevenson and Douglas Brown, all officers and/or directors of the Company. The investment units were priced at $0.255 each and consisted of one share of our common stock, one Series A Warrant and one Series B Warrant.

Any investor exercising all of their Series A or Series B warrants will receive a pro-rata portion of a 2% net revenue interest in wells drilled by us, or on our behalf, in our concessions covering lands in the Cooper or Barrow basins of Australia.

At September 30, 2008, we had $1,982,000 in loans and advances payable to:

•

Unrelated parties in the amount of $259,343;

•

Grant Petersen, our current Chief Executive Officer, and an entity controlled by Mr. Petersen, in the amount of $124,729;

•

Other members of our Board of Directors in the amount of $343,553; and

•

Holloman Corporation in the amount of $1,254,521.

These loans and advances were used to support our operations in Australia, maintain fund raising efforts, and pay general and administrative expenses. All advances are unsecured, non-interest bearing, and are due on demand. Holloman Corporation is an affiliate.

Effective September 1, 2008, we completed an administrative services agreement with our largest shareholder, Holloman Corporation. Under this agreement, we pay $50,000 per month in restricted common stock for, among other things; executive consultation, management advice, engineering and geological services, office space, office support, communications, IT support, secretarial services, and the costs of North American travel expenses incurred by Holloman Corporation in connection with the performance of its services. This agreement can be terminated by either party with 30-days notice.

Our material future contractual obligations as of September 30, 2008, other than the obligations associated with our oil and gas concessions in Australia, are shown below.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Loans and Advances	$1,982,146	$1,982,146	––	––	––

Our operations have been financed from the sale of our securities, convertible notes, loans from unrelated third parties and advances from our current and former officers, directors and their affiliates.

As of September 30, 2008 we did not have any off-balance sheet arrangements.

We are attempting to raise the capital required to implement our business plan. If we are unable to enter into joint venture agreements with third parties to explore for oil and gas, we believe our plan of operations would require approximately $25,000,000 in financing over the twelve-month period ending September 30, 2009.

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

Critical Accounting Policies and Estimates

Measurement Uncertainty

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. The most significant estimates with regard to the financial statements included with this report relate to carrying values of oil and gas properties, determination of fair values of stock based transactions, and deferred income tax rates and timing of the reversal of income tax differences.

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

Under the full cost method of accounting, the net book value of petroleum and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net revenues, discounted at 10% per annum, from proved oil and natural gas reserves plus the cost of properties not subject to amortization. Estimated future net revenues exclude future cash outflows associated with settling asset retirement obligations included in the net book value of oil and gas properties. Such limitations are imposed and are tested quarterly. In calculating future net revenues, prices and costs used are those as of the end of the appropriate quarterly period. These prices are not changed except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts, including designated cash flow hedges in place. We had no material hedges outstanding at September 30, 2008.

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

Joint Venture Activities

To the extent our petroleum and natural gas exploration and production activities are conducted jointly with others, our financial statements will reflect only our proportionate interest in the activities subject to the joint venture arrangements.

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

Loss per share

We compute basic loss per share by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted loss per share is computed after giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants, contingent stock, and conversion of preferred shares. The dilutive effect of potential common shares is not considered in our EPS calculation during periods in which we have a loss as the impact would be anti-dilutive.

ITEM 4T.

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

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

PART II -OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

During September 2008, we raised $1,725,000 from the sale of investment units to our largest shareholder, Holloman Corporation, and to Grant Petersen, Mark Stevenson and Douglas Brown, all officers and/or directors. The investment units were priced at $0.255 each and consisted of one share of our common stock, one Series A Warrant and one Series B Warrant.

Each Series A Warrant entitles the holder to purchase one share of our common stock at a price of $0.70 per share. Each Series B Warrant entitles the holder to purchase one share of our common stock at a price of $2.00 per share. The Series A and B Warrants expire on September 30, 2011.

On September 30, 2008, we issued 193,050 shares of our restricted common stock, at a price of $0.259 per share in connection with the conversion of $50,000 in management fees due our largest shareholder, Holloman Corporation.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities. We believe that the investors had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of an investment in our securities. We did not pay any underwriting discounts or sales commissions in connection with the issuance or sale of these shares.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibits
10.1	Administrative Services Agreement
31	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION

By:	/s/ GRANT PETERSEN
Grant Petersen Chief Executive Officer, Principal Financial and Accounting Officer

Date:  October 31, 2008