Form 10-K
period 2008-12-31
HOLLOMAN ENERGY CORP
filed 2009-04-15
CIK 1324736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-K

______________

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission File Number: 000-52419

———————

HOLLOMAN ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

———————

Nevada	77-0643398
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

333 North Sam Houston Parkway East, Suite 600, Houston, Texas, 77060

(Address of Issuer's Principal Executive Offices, Zip Code)

Issuer’s telephone number, including area code:   (281) 260-0193

Securities registered under section 12(g) of the Exchange Act: Common Stock, ($0.001 Par Value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐                                                                                           Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                 Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).

Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008 was approximately $20,124,072

As of March 15, 2009 the Company had 95,159,065 outstanding shares of common stock.

PART I

ITEM 1.

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

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Do not place undue reliance on any forward-looking statements, which speak only to the date made. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to:

•

The impact of the current economic recession and changes in consumer and business consumption habits;

•

our ability to finance our business plan;

•

our ability to deal effectively with competition and manage our growth;

•

the success or commercial viability of our exploration and drilling plans;

•

our ability to effectively judge acquisition opportunities and integrate acquired assets.

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

We are currently controlled by Holloman Corporation, a Texas corporation involved in the engineering and construction of pipelines and mid-stream gas processing facilities.

We originally intended to be a brand licensing and promotional merchandiser. However, we were unable to identify a sufficient number of suitable products for redistribution. Accordingly, we determined to focus on the acquisition, exploration, and development of oil and gas properties. All of our exploration and development efforts are currently concentrated in Australia. Our management believes that Australia provides a stable regulatory, tax and business environment.

In May 2007 we acquired a 62.5% working interest in an Australian oil and gas exploration permit area known as Victoria Permit 60 (“Vic P60”). We paid a purchase price for the interest of $639,487 plus a 4.00% overriding royalty interest. In addition, we granted a contingent back-in working interest of 6.20% effective in the event certain performance criteria are achieved. The closing of this transaction is subject to the approval of the title transfer on the permit by the Commonwealth of Australia. In connection with our acquisition of Holloman Petroleum Pty, Ltd. (see below), we also acquired the remaining 37.5% working interest in Vic P60. We currently have a net revenue interest of a 96% in the Vic P60 permit, which comprises 1,375 square kilometers (339,769 acres) in the Bass Strait of the Gippsland Basin in Victoria, Australia. As the holder of the permit we committed to complete the work program required for Vic P60. During February 2008, a shareholder paid $660,000 on our behalf to reserve 3-D seismic participation related to the Vic P60 permit. That contract was not completed. We project that seismic work and interpretation of data will require an investment of $4 to $7 million. The Permit also requires us to drill at least one well before November 2010. We estimate the cost to drill and complete that well will approximate $20 to $30 million. Our plan is to joint venture this prospect with third parties which will pay a substantial portion of the costs required to explore for oil and gas in the area covered by the permit.

On August 3, 2007 we acquired Endeavor Canada Corporation (“Endeavor Canada”), an Alberta corporation involved in the exploration and development of oil and gas, for 9,000 shares of our Series A Preferred stock and 9,000,000 shares of the Class A preferred stock of our wholly owned subsidiary, First Endeavor Holdings. Each Series A Preferred share is convertible into one share of our common stock and is entitled to 1,000 votes on any matter submitted to our shareholders for approval. The Class A preferred shares of First Endeavor Holdings were, at the option of the holder of the shares, convertible into 9,000,000 shares of our common stock. Cameron King, one of our former officers and directors, owned a controlling interest in Endeavor Canada at the time of this transction and received 6,500 Series A Preferred shares and 6,500,000 First Endeavor Holdings Class A preferred shares in exchange for his shares in Endeavor Canada.

On November 21, 2007 we acquired Holloman Petroleum Pty. Ltd. for 18,600,000 shares of our common stock. Holloman Petroleum’s assets consisted of working interests, varying between 37.5% and 100%, in seven oil and gas permits awarded by the Australian government, including the remaining 37.5% working interest in the Vic P60 permit. These permits, which have remaining terms expiring between October 2010 and June 2013, cover 4,554 square kilometers (1,125,317 acres) of land in the Cooper basin and 2,589 square kilometers (639,755 acres) offshore in the Gippsland basin and the Barrow sub-basin. We are obligated to pay 4.77% in royalties on revenues generated by our operations in the Cooper basin. In the Barrow sub-basin we are obligated to pay 4.43% in royalties on revenues generated by our operations on the WA-372P and Wa-373P permits, and 1.43% in royalties on revenues generated by our operations on the WA-375P permit. As holder of these permits, we are required to drill wells and complete other work on the lands covered by the permits. If we elect to drill all the wells and perform all other work required by all of our Australian permits, very early estimates suggest that the cost may be over $45,000,000 during the twelve months ending March 31, 2010 and nearly $260,000,000 over the terms of the permits.

On February 15, 2008 we disposed of our interest in Endeavor Canada. As part of this process, we transferred all outstanding shares of Endeavor Canada to Cameron King. In consideration for the transfer of these shares, the 6,500 shares of our Series A Preferred stock and the 6,500,000 Class A Preferred shares of First Endeavor Holdings previously issued to Mr. King were returned to us and cancelled. At the option of the remaining preferred stockholders, the residual 2,500 shares of the Company’s Series A Preferred stock and 2,500,000 preferred shares of FEH were converted into an equivalent number of shares of the Company’s common stock during June 2008.

As of February 15, 2008 Endeavor Canada had a 100% working interest in one well, a 50% working interest in four wells, a 40% working interest in seven wells and working interests of 25% or less in two wells. Six of these wells were producing a total of approximately 2,540 mcf of gas per month (1,140 mcf of gas net to Endeavor Canada’s working interest in these wells) and the remaining eight wells were shut in due to required maintenance or the price of natural gas.

On March 7, 2008 we entered into an agreement with Holloman Oil & Gas Limited (“Holloman Oil & Gas”) which granted Holloman Oil & Gas the right to earn a two-thirds working interest in the PEL 112 permit, which covers approximately 2,196 square kilometers (542,643 acres) in the Cooper basin of Australia. To earn this working interest, Holloman Oil & Gas agreed to:

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

In March 2008 Holloman Oil & Gas drilled its first exploratory well on PEL 112. The well was drilled to approximately 6,000 feet and was a dry hole. The terms of the PEL 112 permit and the related permit covering lands in the Cooper basin require us to drill two additional wells prior to June 10, 2013.

On June 11, 2008 the Australian government consolidated two of our oil and gas permits (PEL 108 and PEL 109) into one permit (PEL 444). In connection with that consolidation, the government also extended the lease term and associated work programs for that permit and PEL 112 by five years. Under Australian Law, at the end of each five year term, one third of the area covered by a petroleum exploration license must be relinquished. During June 2008, we identified and relinquished one - third of the acreage covered by PEL 112 and PEL 444 to the Australian government.

On January 22, 2009, the Australian government extended the time frames within which we must complete the Vic P60 seismic work and interpretation. The revised work program required completion of the seismic work by January 28, 2009. Due to current economic conditions, we have been unable to complete the seismic work and we are seeking an additional extension of time to complete these obligations. Our management has no reason to believe that an additional extension will not be granted.

To better coordinate exploration, we are also seeking to consolidate three of our other oil and gas permits (WA-372P, WA-373P and WA-395P).  On March 24, 2009, the Australian government extended the time frames within which we must complete our work obligations  on the WA-372P and WA-373P permits by one year. The work program extension requests we submit evidence of a firm contract to secure a seismic vessel by June 22, 2009.  If a firm commitment is secured in time, a further extension could be considered.

We did not participate in drilling any wells during the year ended December 31, 2008.

As of March 15, 2009 we did not have any proven oil or gas reserves and we did not have any revenue.

During the remainder of 2009 we plan to enter into joint venture agreements with third parties to explore for oil and gas in the Cooper, Gippsland and Barrow basins of Australia.

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

Petroleum and natural gas producers also compete with other suppliers of energy and fuel to industrial, commercial and individual customers. Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the governments and/or agencies thereof and other factors out of our control including, international political conditions, terrorism, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

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

Risks

The current recession could have a material adverse impact. The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies are in a recession which could last into 2010 and beyond. The recession may lead to significant fluctuations in demand and pricing for crude oil and natural gas, such as the decline in oil and gas prices which occurred during 2008 and into 2009. Our access to capital, as well as that of our partners and contractors, could be limited due to tightening credit markets that could inhibit development of our property interests.

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

Oil and gas exploration is not an exact science, and involves a high degree of risk.  Our primary exploration risk lies in the drilling of dry holes or drilling and completing wells which, though productive, do not produce gas and/or oil in sufficient amounts to return the amounts expended and produce a profit. Hazards, such as unusual or unexpected formation pressures, downhole fires, blowouts, loss of circulation of drilling fluids and other conditions are involved in drilling and completing oil and gas wells and, if such hazards are encountered, completion of any well may be substantially delayed or prevented. In addition, adverse weather conditions can hinder or delay operations, as can shortages of equipment and materials or unavailability of drilling, completion, and/or work-over rigs. Even though a well is completed and is found to be productive, water and/or other substances may be encountered in the well, which may impair or prevent production or marketing of oil or gas from the well.  Exploratory drilling involves substantially greater economic risks than development drilling because the percentage of wells completed as producing wells is usually less than in development drilling. Exploratory drilling itself can be of varying degrees of risk and can generally be divided into higher risk attempts to discover a reservoir in a completely unproven area or relatively lower risk efforts in areas not too distant from existing reservoirs. While exploration adjacent to or near existing reservoirs may be more likely to result in the discovery of oil and gas than in completely unproven areas, exploratory efforts are nevertheless high risk activities.

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

Other

We currently have no full-time employees.

In September 2008, we entered into an Administrative Services Agreement with our largest shareholder, Holloman Corporation. Beginning September 1, 2008, administrative services fees of $50,000 per month are payable to Holloman Corporation. These fees, totaling $200,000 for the year ended December 31, 2008, are paid quarterly in shares of our restricted common stock at the average closing price of the stock for the last ten trading-days of the applicable monthly billing period. In exchange for its fees, Holloman Corporation has agreed to provide, among other things; executive consultation, management advice, engineering and geological services, office space, office support, communications, IT support, secretarial services, and the costs of North American travel expenses incurred in connection with the performance its services. The agreement under which these fees are incurred can be terminated by either party with 30-days notice. As of December 31, 2008, Holloman Corporation had received 2,005,833 shares of our restricted common stock in connection with this agreement.

As part of our cost cutting efforts, we amended our Administrative Services Agreement with Holloman Corporation effective January 1, 2009. This amendment suspended and cancelled the fees payable to Holloman Corporation under the agreement during the eight month period beginning January 1, 2009 and ending August 31, 2009.

In addition to Holloman Corporation, we use independent consultants who provide us, among other things, with technical support and accounting services.

Other than the planning of geochemical and geophysical programs undertaken in connection with our oil and gas concessions, we have devoted no substantial efforts to research & development within the last two fiscal years.

Our offices are located at 333 North Sam Houston Parkway East, Suite 600, Houston, Texas. Our offices are provided under the terms of an administrative services agreement, on a month by month basis, by Holloman Corporation, our principal shareholder.

ITEM 2.

PROPERTIES.

See Item 1 of this report.

ITEM 3.

LEGAL PROCEEDINGS.

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On February 16, 2007 our common stock began trading on the OTC Bulletin Board under the symbol "DJRP." On April 25, 2007 our trading symbol was changed to “ENEC” and on October 10, 2007 our trading symbol changed to “HENC.” The following chart shows the high and low bid prices as quoted by the OTC Bulletin Board Market for each quarter for the fiscal years ended December 31, 2008 and 2007. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low
4th Quarter 2008	$0.25	$0.04
3rd Quarter 2008	$0.43	$0.17
2nd Quarter 2008	$0.49	$0.04
1st Quarter 2008	$0.40	$0.05
4th Quarter 2007	$1.20	$0.31
3rd Quarter 2007	$2.00	$0.31
2nd Quarter 2007	$1.96	$1.60
1st Quarter 2007	$1.80	$1.25

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

As of March 15, 2009 we had 31 record holders of our common stock.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. We plan to retain any earnings to finance the expansion of our operations.

On December 31, 2008, we issued 1,812,783 shares of our restricted common stock, at an average price of $0.083 per share in connection with the conversion of $150,000 in management fees due our largest shareholder, Holloman Corporation. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities. We believe Holloman Corporation had knowledge and experience in financial and business matters which allowed it to evaluate the merits and risks of an investment in our securities. We did not pay any underwriting discounts or sales commissions in connection with the issuance of these shares.

During the year ended December 31, 2008 we did not purchase any shares of our common stock from third parties in a private transaction or as a result of any purchases in the open market. During the year ended December 31, 2008 none of our officers or directors, or any of our principal shareholders purchased any shares of our common stock on our behalf from third parties in a private transaction or as a result of purchases in the open market.

ITEM 6.

SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

From our inception in May 2004 through May 2007 we were relatively inactive.

On August 3, 2007 we acquired Endeavor Canada, an Alberta corporation involved in the exploration and development of oil and gas. For accounting purposes, our acquisition of Endeavor Canada constituted a recapitalization and the acquisition was accounted for as a reverse merger whereby Endeavor Canada was deemed to have acquired us. As a result, our financial statements reflect the historical operations of Endeavor Canada prior to the merger, and our joint operations for the period from August 3, 2007, the merger date, through February 15, 2008, the date on which we divested of Endeavor Canada (see below).

Following the acquisition of Endeavor Canada, we paid $1,640,000 in principal and accrued interest to Endeavor Canada’s note holders with 1,093,155 shares of our restricted common stock.

For the year ended December 31, 2007 our only revenues were from the sale of gas from wells in Alberta, Canada owned by Endeavor Canada. During that year, Endeavor Canada generated $58,957 in net revenues and sustained an operating loss of $634,610. Of the $2,566,246 we reported as current liabilities at December 31, 2007, $1,504,147 related to the operations of Endeavor Canada.

On February 15, 2008 we sold our interest in Endeavor Canada to Cameron King, one of our former officers and directors, in return for the shares previously issued to Mr. King during its acquisition. The assets of Endeavor Canada included all of our Canadian oil and gas properties.

In May 2007 we acquired a 62.5% working interest in an Australian oil and gas exploration permit area known as Victoria Permit 60 (“Vic P60”). In November 2007, we also acquired working interests, varying between 37.5% and 100%, in seven oil and gas permits awarded by the Australian government, including the remaining 37.5% working interest in the Vic P60 permit. These permits cover onshore acreage in the Cooper basin and offshore acreage in the Gippsland basin and Barrow sub-basin.

During fiscal 2008, we pursued work program obligations, sought consolidation/extension of certain of our permits, and actively sought joint venture partners for our oil and gas concessions. During the remainder of 2009 we plan to pursue joint venture agreements with third parties to explore for oil and gas in the Cooper, Gippsland and Barrow basins of Australia. We are currently engaged in discussions with three potential joint venture candidates regarding our Cooper and Barrow leases.

Results of Operations

We acquired Endeavor Canada in August 2007. Between May 2006 (the date of its incorporation) and February 2008, Endeavor Canada acquired its oil and gas properties in Alberta, Canada but was otherwise relatively inactive. We divested Endeavor Canada during February 2008. As a result, a comparison of our operations for the year ended December 31, 2008 with our operations for the year ended December 31, 2007 is not meaningful.

During the year ended December 31, 2008, our general and administrative expenses increased. This growth in expense relates primarily to an increase in consulting, management and professional fees incurred in connection with capital formation and the expansion of our operations in Australia. Our deferred income tax recovery of $1,090,844 for the year ended December 31, 2008 results almost entirely from the strengthening of the US dollar against the Australian dollar.

We have recognized inception to date net losses from the discontinued operations of Endeavor Canada totaling $2,454,637. During February 2008, we recognized a gain upon the divestiture of Endeavor Canada of $783,868.

Financial Condition, Liquidity and Capital Resources

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies are in a recession which continues to inhibit investment liquidity. Fluctuating oil & gas prices provide additional uncertainty in capital markets. We expect current economic conditions to result in greater drilling rig availability and somewhat decreased exploration costs. Our access to capital however, as well as that of our partners and contractors, could be limited due to tightening credit markets and may inhibit the formation of exploration ventures and consortiums. As a result, the development of our property interests may be delayed due to financial constraints.

The current carrying value of our oil and gas properties substantially exceeds our market capitalization. Our management believes the recent decrease in our market capitalization results from a lack of liquidity in the capital markets associated with the global economic recession. Further, our oil and gas leases are highly sensitive to the market price of oil and the availability of capital required to fulfill our lease obligations in a timely manner. In the event the market price of oil declines permanently, or capital remains unavailable for an extended period, the value of our oil and gas leases may be impaired.

In response to the economic recession, we have undertaken a variety of cost-cutting measures targeted at reducing our administrative expenses. Those measures include reductions in executive compensation as well as the consulting, management and professional fees we incur to support our operations.

We project that seismic acquisition, interpretation of data and related work on our Vic P60 and Barrow sub-basin permits will require an investment of up to $7 to $12 million prior to March 31, 2010. Further, our permits require us to drill two wells in the Barrow sub-basin before February 26, 2010, four wells in the Barrow sub-basin before July 22, 2010, and one well on the Vic P60 permit before November 2010. We are in the process of requesting extensions from the Australian government with respect to those drilling obligations. Our management has no reason to believe that an extension of time to complete those obligations will not be granted.

If we elect to drill all the wells and perform all other work required by all of our permits, very early estimates suggest that the total costs may be over $45,000,000 during the twelve months ending March 31, 2010 and up to $260,000,000 over the terms of the permits. We intend to joint venture our work program obligations with third parties which will pay all, or a significant portion, of the costs required to explore for oil and gas in the area covered by our permits. We are currently engaged in discussions with three potential joint venture candidates regarding the initial drilling obligations on our Cooper and Barrow leases.

At December 31, 2008, we had advances payable to:

•

An unrelated party in the amount of $259,343;

•

Members of our Board of Directors in the amount of $243,554;

•

An entity affiliated with Mr. Petersen, our President and Chief Executive Officer in the amount of $74,728; and

•

Holloman Corporation in the amount of $1,254,521

These advances were used to support our operations in Australia, maintain fund raising efforts, and pay general and administrative expenses. All advances are unsecured, non-interest bearing, and are due on demand.

Our material future contractual obligations as of December 31, 2008, other than the obligations associated with our oil and gas concessions in Australia, are shown below.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Loans and Advances	$1,832,146	$1,832,146	––	––	––

Our operations have been financed from the sale of our securities, loans from unrelated third parties and advances from Holloman Corporation, our largest shareholder, our current and former officers, directors and their affiliates. See Item 12 of this report for more information

On September 30, 2008, the Company sold 6,764,706 shares of common stock in a private placement of investment units to our largest shareholder, Holloman Corporation, and to Mark Stevenson and Douglas Brown, both directors of the Company and to an affiliated party.

Subsequent to December 31, 2008, we have repaid $840,000 in advances payable to related parties.

We believe our plan of operations may require up to $45,000,000 in exploration work over the twelve-month period ending March 31, 2010. We are attempting to enter into joint ventures with third parties who will pay all, or a significant portion of the costs required to explore for oil and gas and otherwise fulfill the obligations required by our Australian permits.

If we are unable to raise the financing we need, our business plan may fail and our stockholders could lose their investment. If we are unable to perform in accordance with the work programs set forth in our leases, the Australian government could cancel our exploration rights. There can be no assurance that we will be successful in raising the capital we require, or that if the capital is offered, it will be subject to terms we consider acceptable. Investors should be aware that even in the event we are able to raise the funds we require, there can be no assurance that we will succeed in our drilling or production plans and we may never be profitable.

As of March 15, 2009 we did not have any off balance sheet arrangements.

As of March 15, 2009 we did not have any proven oil or gas reserves and we did not have any revenues.

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

Petroleum and Natural Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties. At December 31, 2008, our interests in Australia are all classified as unproven.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Asset Retirement Obligations

We record the fair value of an asset retirement obligation as a liability in the period in which we incur an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of our assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until we settle the obligation.

Environmental

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

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method whereby we recognize oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of oil and gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period of which revenue is earned.

Joint Venture Activities

Substantially all of our petroleum and natural gas exploration and production activities are conducted jointly with others, and, accordingly, our financial statements reflect only our proportionate interest in such activities.

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our former Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. We have not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Earnings per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of basic EPS for each period since we have no dilutive stock options and warrants.

See Note 2 to the financial statements included as part of this report for a discussion of recent accounting pronouncements.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A.

CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended

Management’s Report on Internal Control Over Financial Reporting

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

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) the lack of a fully functional independent audit committee, (2) the lack of a majority of outside directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) insufficient written policies and procedures for accounting and financial reporting with respect to GAAP and SEC disclosure requirements. These material weaknesses were identified by our Chief Executive and Financial Officer in connection with the audit of our financial statements as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. Management believes that the material weaknesses described above did not have an affect on our financial results.

We are committed to improving our organization. We intend to: (i) increase our accounting personnel when funds are available which will also permit better segregation of duties, (ii) appoint one or more additional outside directors who will also be appointed to our audit committee; and (iii) prepare and implement sufficient written policies and procedures pertaining to accounting and financial reporting in accordance with GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary and as funds allow.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Grant Petersen	53	President, Chief Executive Officer, Principal Financial Officer, and Treasurer
Mark Stevenson	54	Chairman of the Board of Directors and Secretary
J. Douglas Brown	56	Director
Eric Prim	51	Director

Our Directors are elected for a one-year term and hold office until the next annual meeting of our shareholders or until their resignation or removal by a vote of our shareholders. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There is no family relationship between or among any of our Directors or Officers.

Grant Petersen, President, Chief Executive Officer, Principal Financial Officer and Treasurer

Grant Petersen was elected as our President and Chief Executive Officer on January 4, 2008. During 2007, Mr. Petersen was an independent financial consultant. Mr. Petersen served as a Director of House of Brussels Chocolates. Inc. from October 2002 to January 2007. Mr. Petersen was also employed by House of Brussels Chocolates as Chief Executive Officer (May 2003 to January 2007), President (January 2004 to January 2007), and General Sales Manager (June 2001 to October 2002). Mr. Petersen was the Chief Executive Officer of SUMmedia.com from August 1999 to December 2001.

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

J. Douglas Brown, Director

J. Douglas Brown joined our Board of Directors on March 19, 2007. Mr. Brown holds a law degree from Edinburgh University and possesses over 35 years investment banking experience. He began his banking career as a financial analyst with J P Morgan in London and New York. During the period from 1982 to 1997, Mr. Brown served with Citigroup and Banque Indosuez focusing on transactions related to the Middle East. Since 1997, he has actively participated in the creation and management of hedge fund and corporate finance opportunities. Mr. Brown currently sits on the boards of directors of: Lund Gold Ltd; LIM Asia Multi Strategy Fund; and Eastern Capital Fund.

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

J. Douglas Brown is an independent director, as that term is defined in Section 803 of the listing standards of the NYSE Alternext US.

During 2008, our Audit Committee was comprised J. Douglas Brown and David Lewis who were independent directors (as that term is defined by section 803 of the Listing Standards of the NYSE Alternext US). Mr. Lewis, who resigned from our Board of Directors on January 29, 2009, was our Audit Committee financial expert as that term is defined in Item 407 of Regulation S-B of the Securities and Exchange Commission. Mr. Brown currently serves as the financial expert for the Audit Committee.

We have no separately designated nominating or compensation committees.

On March 26, 2007, our Board of Directors adopted a code of ethics that applies to our principal executive and financial officers. A copy of our Code of Ethics was included as Exhibit 14.1 to our Form 10-KSB for our year ended December 31, 2006.

Compensation Committee Interlocks and Insider Participation

Our directors act as our compensation committee. During the year ended December 31, 2008, all of our directors participated in deliberations concerning executive officer compensation.

During the year ended December 31, 2008, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

Changes in Management

The following table shows the changes in our officers and directors since January 1, 2007.

Appointed (A)
to or
		Resigned (R)	Positions Appointed to
Date	Name	from Positions	Positions Resigned From
1/22/07	Douglas Blackman	A	Director
2/22/07	Douglas Blackman	R	Director
5/25/07	Adrian Crimeni	R	President, Principal Financial Officer, Secretary and Director
5/25/07	James Giachetti	R	Vice President
3/9/07	J. Douglas Brown	A	Director
5/25/07	Kelly Fielder	A	Principal Executive and Financial Officer, President, Secretary and Treasurer
8/3/07	Kelly Fielder	R	Principal Executive and Financial Officer, President, Secretary and Treasurer
8/3/07	Cameron King	A	Principal Executive and Financial Officer, Director
9/20/07	Mark Stevenson	A	Director and Secretary
9/20/07	Eric Prim	A	Director
9/21/07	David Lewis	A	Director
12/10/07	Cameron King	R	Principal Executive and Financial Officer, Director
1/4/08	Grant Petersen	A	President, Chief Executive Officer and Treasurer
1/29/09	David Lewis	R	Director

Compliance with Section 16A of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the Securities and Exchange Commission various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the Securities and Exchange Commission by such reporting persons, with the exception of; Douglas Brown our current director, who filed two Form 4’s reporting two transactions after their due date; Mark Stevenson, our current director who filed two Form 4’s reporting two transactions after their due date; Holloman Corporation, our controlling shareholder which filed four Form 4’s reporting four transactions after their due date, David Lewis our former director who filed one Form 4 after its due date, and Grant Petersen, our current officer who filed one Form 4 reporting one transaction after its due date.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table shows the compensation paid to our Chief Executive Officer and those executive officers that earned more than $100,000 in 2008 and 2007:

Summary Compensation Table

Name and				Stock	Option	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)
Adrian Crimeni(1),
Chief Executive	2007	––	––	––	––	––	––
and Financial
Officer
Kelly Fielder(1),
Chief Executive	2007	––	––	––	––	––	––
and Financial
Officer
Cameron King(1),
Chief Executive	2007	$86,667	––	––	––	––	$86,667
and Financial
Officer
Grant Petersen(2),	2008	$175,000	––	––	––	––	$175,000
Chief Executive
and Financial
Officer

———————

(1)

Mr. Crimeni, Mr. Fielder and Mr. King all resigned their positions with us prior to December 31, 2007.

(2)

Mr. Petersen became our Chief Executive and Financial Officer on January 4, 2008. Mr. Petersen’s was compensated in the form of management fees for services rendered in the normal course of operations. The amount of the fees was established and approved by our Board of Directors.

During 2007 we paid management fees of $65,623 to King Capital Corporation, a company owned by Cameron King, our former Chief Executive Officer and President.

Director Compensation

Our Directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. Directors have not been compensated for their service as directors.

Stock-Based Compensation/Retirement Benefits

We do not have any securities authorized for issuance under any stock option, stock bonus or other equity compensation plans.

We have not granted stock-based compensation or stock options to our executive officers. We have never offered any annuity, pension or retirement benefits for our officers, directors or employees.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows as of March 15, 2009, the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Officers and Directors and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. We have no securities authorized for issuance under equity compensation plans.

Name and address of beneficial owner	Number of Shares (1)	Percentage of Common Stock
Grant Petersen	5,206,471 (2)	5.43%
Chief Executive Officer,
President and Treasurer
482 – 1027 Davie Street
Vancouver, BC, Canada
Mark Stevenson	1,013,016(3)	1.06%
Chairman – Board of Directors
8225 San Diego Street
Odessa, Texas 79765
J. Douglas Brown	5,695,293	5.85%
Director
16E Les Roseyres, Gron1882
Vaud, Switzerland
Eric Prim	436,076	0.46%
Director
4901 Polo Parkway
Midland, Texas 79705
Holloman Oil & Gas Limited	17,237,500	18.11%
Unit 8-9
88 Forrest Street
Cottesloe, WA, 6001
Australia
Holloman Corporation	32,299,953	30.66%
333 North Sam Houston Parkway East
Suite 600
Houston, Texas 77060
All Officers and Directors as a group (four persons)	61,888,309(4)	56.94%

———————

(1)

Includes shares which may be acquired on the exercise of the warrants listed below, all of which were exercisable as of December 31, 2008.

	Shares Issuable Upon
Name	Exercise of Warrants	Exercise Price	Expiration Date
Grant Petersen*	392,157	$0.70	9/30/2011
Grant Petersen*	392,157	$2.00	9/30/2011
Mark Stevenson	196,078	$0.70	9/30/2011
Mark Stevenson	196,078	$2.00	9/30/2011
J. Douglas Brown	1,078,431	$0.70	9/30/2011
J. Douglas Brown	1,078,431	$2.00	9/30/2011
Holloman Corporation	5,098,040	$0.70	9/30/2011
Holloman Corporation	5,098,040	$2.00	9/30/2011

———————

*

Warrants are held of record by Mr. Petersen’s wife.

(2)

Includes shares held by an entity controlled by Mr. Petersen, shares held by Mr. Peterson’s wife, and shares issuable upon the exercise of warrants.

(3)

Includes 388,050 shares held directly, 232,810 shares held indirectly by entities controlled by Mr. Stevenson, and shares issuable upon the exercise of warrants.

(4)

Mark Stevenson is the President and chief executive officer of Holloman Corporation. Eric Prim is the Vice President of Holloman Corporation. Holloman Corporation owns all of the outstanding shares of Holloman Oil & Gas. Mr. Stevenson is the president of Holloman Oil & Gas and Mr. Prim is one of its directors. Accordingly, this number includes shares owned of record by Holloman Oil & Gas Limited and Holloman Corporation as well as shares issuable upon the exercise of warrants held by Holloman Corporation.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As detailed in Items 1 and 7 of this report, we have non-interest bearing advances from certain of our Directors, shareholders and affiliates; and a series of transactions with Holloman Corporation and Holloman Oil & Gas.

During 2007 we paid $65,623 for management services to King Capital Corporation, a company owned by Cameron King, our former Chief Executive Officer and President. During 2008 management fees totaling $175,000 were paid to our current Chief Executive Officer. The fees were incurred as compensation for services rendered in the normal course of operations and were paid at the amount established and agreed to by our Board of Directors.

In November 2007 we acquired Holloman Petroleum Pty. Ltd. for 18,600,000 shares of our common stock. Prior to the acquisition, Holloman Petroleum was a majority owned subsidiary of Holloman Oil & Gas.

The following describes the manner by which our officers, directors and principal shareholders acquired their shares of our common stock.

Grant Peterson:

	Number of
Date	Shares Acquired	Description of Transaction
03-07-08	4,000,000*	(1)
09-17-08	30,000	Open market purchase
10-06-08	392,157*	(2)

*  Held of record by Mr. Petersen’s wife and an entity affiliated with Mr. Petersen

Mark Stevenson:

	Number of
Date	Shares Acquired	Description of Transaction
09-24-07	55,000	Open market purchase
10-01-07	27,000	Open market purchase
11-21-07	282,782	Acquisition of Holloman Petroleum Pty. Ltd. Mr. Stevenson, as well as a limited liability company and two trusts controlled by Mr. Stevenson, were shareholders of Holloman Petroleum Pty. Ltd.
09-17-08	60,000	Open market purchase
10-06-08	196,078	(2)

J. Douglas Brown:

	Number of
Date	Shares Acquired	Description of Transaction
03-07-08	2,460,000	(1)
10-06-08	1,078,431	(2)

Eric Prim:

	Number of
Date	Shares Acquired	Description of Transaction
9-24-07	59,000	Open market purchases
11-21-07	377,076	Acquisition of Holloman Petroleum Pty. Ltd. Mr. Prim was a shareholder of Holloman Petroleum Pty. Ltd.

Holloman Oil & Gas Ltd.:

	Number of
Date	Shares Acquired	Description of Transaction
11-21-07	17,237,500	Acquisition of Holloman Petroleum Pty. Ltd. Holloman Oil & Gas Ltd. was the principal shareholder of Holloman Petroleum Pty. Ltd.

Holloman Corporation:

	Number of
Date	Shares Acquired	Description of Transaction
03-07-08	15,000,000	(1)
09-30-08	193,050	Conversion of $50,000 in administrative service fees at $0.26 per share
10-06-08	5,098,040	(2)
12-31-08	1,812,783	Conversion of $150,000 in administrative service fees at $0.083 per share

———————

(1)

Shares were purchased in a private transaction from Adrian Crimeni, our former President and largest shareholder.

(2)

Shares were purchased from us in a private offering. The shares were sold as part of a unit and at a price of $0.255 per unit. Each unit consisted of one share of our restricted common stock, one Series A warrant and one Series B warrant. Each Series A warrant entitles the holder to purchase one share of our restricted common stock at a price of $0.70 per share. Each Series B warrant entitled the holder to purchase one share of our restricted common stock at a price of $2.00 per share. The Series A and B warrants expire on September 30, 2011.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants for the audit of our annual financial statements for 2008 and 2007, and the aggregate fees paid or accrued for audit-related services and all other services rendered by Dale Matheson Carr-Hilton LaBonte LLP for those years.

	2008	2007
Audit-related fees	$77,000	$92,000
Tax fees	5,000	5,000
Total	$82,000	$97,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC. “Tax fees” include fees incurred in the review and preparation of our annual income tax filings.

The Audit Committee of our Board of Directors pre-approves the scope and estimated costs of all services rendered by our Principal Accountants. We concluded that the service provided by Dale Matheson Carr-Hilton LaBonte LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders Equity (Deficiency)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.1	Administrative Services Agreement between Holloman Energy Corporation and Holloman Corporation including Amendment 1 to that Agreement
10.2	Share Exchange Agreement between Endeavor Energy Corporation, First Endeavor Holdings Inc .and Endeavor Canada Corporation(2)
10.3	Agreement between Endeavor Energy Corporation and Holloman Petroleum Pty. Ltd. for the purchase of assets and exchange of shares(3)
10.4	Option Agreement dated February 1, 2008 between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.5	Notice of Option Exercise dated February 15, 2008 relating to the Option Agreement between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.6	Farm Out Commitment Agreement between Holloman Energy Corporation and Holloman Oil & Gas, Ltd. (4)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(5)
21.1	As of March 15, 2009 our subsidiaries were:
First Endeavor Holdings Inc. (100% Owned)
Holloman Petroleum Pty. Ltd. (100% Owned)
Endeavor Exploration Pty. Ltd. (100% Owned)
31.1	Rule 13a-14(a) Certifications
32.1	Section 1350 Certifications

———————

(1)

Previously filed with our Form SB-2 on January 23, 2006 and incorporated by reference.

(2)

Previously filed with our Form 8-K on August 9, 2007 and incorporated by reference.

(3)

Previously filed with our Form 8-K on November 29, 2007 and incorporated by reference.

(4)

Previously filed with our Form 10-KSB on April 15, 2008 and incorporated by reference.

(5)

Previously filed with our Form 10-KSB/A on April 26, 2007 and incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION
Date:	April 14, 2009

		By:	/s/ GRANT PETERSEN
Grant Petersen, President and Principal Executive Officer

		By:	/s/ GRANT PETERSEN
Grant Petersen, Principal Financial and Accounting Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ MARK STEVENSON	April 14, 2009
Mark Stevenson, Director

/s/ J. DOUGLAS BROWN	April 14, 2009
J. Douglas Brown, Director

/s/ ERIC PRIM	April 14, 2009
Eric Prim, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Holloman Energy Corporation:

We have audited the accompanying consolidated balance sheets of Holloman Energy Corporation (an exploration stage company) as of  December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the period from May 5, 2006 (inception) through December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Holloman Energy Corporation as at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and the period from May 5, 2006 (inception) through September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 17, 2009

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$1,763,998	$––
Accounts receivable	––	14,339
Other receivable	2,838	63,386
Prepaid expenses and deposits	5,375	115,147

	1,772,211	192,872
Equipment, net	––	14,019
Oil and gas properties, full cost method, unproven	23,081,129	22,945,468
Deposit on acquisition	639,487	639,487
Other Assets	––	5,044
Total Assets	$25,492,827	$23,796,890

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$175,351	$821,903
Loans payable	259,343	585,928
Due to related parties	1,572,803	1,158,415
	2,007,497	2,566,246
Deferred tax liability	5,086,156	6,177,000
Asset retirement obligations	––	60,692
Total Liabilities	7,093,653	8,803,938

STOCKHOLDERS' EQUITY
Authorized (Holloman):
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding (Holloman):
NIL (December 31, 2007 - 9,000) preferred shares	––	9
95,159,065 (December 31, 2007 - 81,219,358) common shares	95,159	81,219
Authorized (FEH):
10,000,000 preferred shares, par value $0.001
150,000,000 common shares, par value $0.001
Issued and outstanding (FEH):
NIL (December 31, 2007 - 9,000,000) preferred shares	––	9,000
Additional paid in capital	20,464,301	17,903,746
Accumulated other comprehensive income (loss)	1,614	(30,870)
Deficit accumulated during the exploration stage	(2,161,900)	(2,970,152)

Total Stockholders' Equity	18,399,174	14,992,952
Total Liabilities and Stockholders' Equity	$25,492,827	$23,796,890

The accompanying notes are an integral part of these consolidated financial statements

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative results
	from May 5, 2006 to	Year Ended
	December 31, 2008	December 31, 2008	December 31, 2007
GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	$435,777	$304,907	130,870
Foreign exchange (gain)/loss	7,096	(203)	7,299
Gain on settlement of debt	(38,063)	(38,063)	––
Management fees	375,000	375,000	––
Office, travel and general	388,698	201,820	186,878
Professional fees	326,731	167,026	159,705
Salaries, wages, and benefits	86,666	––	86,666

LOSS FROM CONTINUING OPERATIONS	(1,581,905)	(1,010,487)	(571,418)

LOSS FROM DISCONTINUED OPERATIONS	(2,454,637)	(55,902)	(936,327)

GAIN ON DISPOSAL OF ENDEAVOR	783,868	783,868	––

LOSS BEFORE INCOME TAXES	(3,252,674)	(282,521)	(1,507,745)

Deferred income tax recovery	1,090,844	1,090,844	––

INCOME ( LOSS)	$(2,161,830)	$808,323	$(1,507,745)

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE		$0.01	$(0.02)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		85,860,458	63,743,997

The accompanying notes are an integral part of these consolidated financial statements

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

From May 5, 2006 (Inception) to December 31, 2008

	Common Shares		Preferred Shares		Additional		Deficit Accumulated During	Total
	Number		Number		Paid In	Comprehensive	Exploration	Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Income/(Loss)	Stage	Equity
Issuance of common shares to to founder, May 2006	100	$1	––	$––	$––	$––	$––	$1
Foreign currency translation						13,987		13,987
Net loss for the 8 month period ended December 31, 2006	––	––	––	––	––	––	(1,462,407)	(1,462,407)

Balance, December 31, 2006	100	1	––	––	––	13,987	(1,462,407)	(1,448,419)
Issued by the Company on acquisition of ECC in August 2007	––	––	9,000	9	––	––	––	9
Issued by FEH on acquisition of ECC in August, 2007	––	––	9,000,000	9,000	(9,000)	––	––	––
Adjustment to give effect to acquisition of ECC in August, 2007	61,466,203	61,466	––	––	329,766	––	––	391,232
Shares of ECC acquired by legal parent	(100)	(1)	––	––	––	––	––	(1)
Issued at $1.50 per share in August 2007 on conversion of ECC debentures	1,093,155	1,093	––	––	1,638,640	––	––	1,639,733
Issued for cash at $1.00 per share	60,000	60	––	––	59,940	––	––	60,000
Issued for property at $0.86 per share	18,600,000	18,600	––	––	15,884,400	––	––	15,903,000
Foreign currency translation						(44,857)		(44,857)
Net loss for the year ended December 31, 2007	––	––	––	––	––	––	(1,507,745)	(1,507,745)

Balance, December 31, 2007	81,219,358	$81,219	9,009,000	$9,009	$17,903,746	$(30,870)	$(2,970,152)	$14,992,952
Write Off Accumulated Comprehensive Income from ECC operations to Extraordinary Gain						31,265	(71)	31,194
Preferred shares cancelled by the Company on divestiture of ECC February 2008			(6,500)	(6)				(6)
Preferred shares cancelled by FEH on divestiture of ECC February 2008			(6,500,000)	(6,500)				(6,500)
Conversion of preferred shares to common stock	2,502,500	2,503	(2,502,500)	(2,503)				––
Investment Units issued for cash at $0.30 per unit	2,766,668	2,767			744,233			747,000
Investment Units Issued for cash at $0.255 per unit	6,664,706	6,664			1,618,335			1,624,999
Management fees converted to common stock	2,005,833	2,006			197,987			199,993
Foreign currency translation						1,219		1,219
Net income for the year ended December 31, 2008	––	––	––	––	––	––	808,323	808,323

Balance, December 31, 2008	95,159,065	95,159	––	––	20,464,301	1,614	(2,161,900)	18,399,174

The accompanying notes are an integral part of these consolidated financial statements

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative results
	from May 5, 2006 to	Year Ended
	September 30, 2008	December 31, 2008	December 31, 2007
OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(491,061)	$80,357	$(571,418)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred Income tax recovery	(1,090,844)	(1,090,844)
Gain from settlement of indebtedness	(63,063)	(63,063)	––
Management fees paid in common shares	200,000	200,000	––
Foreign exchange (gain)/ loss	(37,761)	(203)	––
Interest accrued and financing costs	––	––	(37,558)
Changes in non-cash working capital items
Accounts receivable	(2,838)	(2,838)	––
Prepaid expenses and deposits	(5,375)	(5,375)	––
Accounts payable and accrued liabilities	350,501	5,650	344,852
Cash used by continuing operations	(1,140,441)	(876,316)	(264,124)
Cash used by discontinued operations	(725,006)	(26,768)	(353,702)

FINANCING ACTIVITIES
Common stock issued for cash	2,432,001	2,372,000	60,000
Convertible debentures issued	1,500,000	––	––
Loans payable	550,828	(35,100)	93,021
Due to related parties	2,183,831	1,025,415	1,158,415
Cash provided by financing activities	6,666,660	3,362,315	1,311,436

INVESTING ACTIVITIES
Equipment acquired	(23,490)	––	(20,968)
Petroleum and natural gas expenditures	(2,335,106)	(695,233)	(267,452)
Cash acquired on acquisition	12,696	––	12,696
Deposit on acquisition	(639,487)	––	(639,487)
Advances to shareholder	––	––	155,328
Repayment of advances to shareholder	––	––	(131,735)
Refundable deposits, net of repayments	(51,828)	––	(753)
Cash used by investing activities	(3,037,215)	(695,233)	(892,371)

CHANGE IN CASH	1,763,998	1,763,998	(198,761)
CASH, BEGINNING	––	––	198,761
CASH, ENDING	$1,763,998	$1,763,998	$––

SUPPLEMENTAL DISCLOSURE:
Interest paid	$9,908	$––	$9,908
Income taxes paid	$––	$––	$––

NON-CASH ACTIVITIES:
Shares issued on conversion of management fees	$200,000	$200,000	$––
Shares issued on conversion of liabilities	$1,639,733	$––	$1,639,733
Shares issued for property acquired	$15,903,000	$––	$15,903,000

The accompanying notes are an integral part of these consolidated financial statements

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.

NATURE AND CONTINUANCE OF OPERATIONS

Holloman Energy Corporation (the “Company” or “Holloman”), formerly Endeavor Energy Corporation, was incorporated in the State of Nevada on May 14, 2004.

On August 3, 2007, the Company acquired Endeavor Canada Corporation (“Endeavor”), an entity incorporated in Alberta, Canada and involved in the exploration and development of oil and gas properties (see Note 3). The Company acquired Endeavour for 9,000 shares of its Series A Preferred stock and 9,000,000 shares of the preferred stock of the Company’s wholly owned subsidiary, First Endeavor Holdings (“FEH”).

For accounting purposes, the acquisition of Endeavor constituted a re-capitalization whereby Endeavor was deemed to have acquired Holloman. As a result, the financial statements reflect the historical operations of Endeavor since its inception and the operations of Holloman subsequent to August 3, 2007. On February 15, 2008, the Company divested its interest in Endeavour (Note 3).

On November 21, 2007 the Company acquired Holloman Petroleum Pty. Ltd. (“Holloman Petroleum”) for 18,600,000 shares of its common stock.  Holloman Petroleum’s assets consisted of working interests, varying between 37.5% and 100%, in seven oil and gas permits awarded in Australia.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage and has not generated operating revenues to date, has incurred substantial losses in developing its business and has accumulated losses of approximately $2,162,000 since inception. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through; third-party equity or debt financings, joint venturing of its work program obligations with third parties to pay all, or a significant portion, of the costs required and reliance upon the continued support of it controlling shareholder. Given the global economic recession, however, there is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The ability of the Company to continue its operations as a going concern and to realize the carrying value of its assets and discharge its liabilities in the normal course of business is dependent upon the continued support of its controlling shareholder and on the Company’s ability to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses and ultimately on generating profitable operations.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. The Company has not produced significant revenues from its principal business and is an exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.” These financial statements include the accounts of the Company and its wholly owned subsidiaries, Endeavor, FEH and Holloman Petroleum. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of oil and gas properties, determination of fair values of stock based transactions, and deferred income tax rates.

Foreign Currency Translation

The Company and its Australian subsidiaries’ functional and reporting currency is the United States dollar. The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency transactions of the Company’s subsidiaries are primarily undertaken in Australian and Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties. At December 31, 2008, the Company has no oil and gas interests in Canada, and its interests in Australia are all classified as unproven.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Equipment

Equipment is recorded at historical cost.  The declining-balance method of depreciation is used for the assets at the following annual rates:

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

There were no options granted during the year ended December 31, 2008, or since inception.

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

Fair Value of Financial instruments

The estimated fair values for financial instruments under statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, other receivables, loans payable, deposit on acquisition, accounts payable and amounts due to related parties approximates their carrying value due to their short-term nature.

In connection with private placements, the Company granted certain investors exercising all of their Series A or Series B Warrants a prorata portion of a 2% net revenue interest in wells drilled by the Company, or on its behalf, in the Company’s concessions covering lands in the Cooper or Barrow basins of Australia.  It is management’s opinion that no value can be assigned to these revenue interests, or any associated derivative effect, the fair value cannot be reasonably determined given the current stage of exploration.

Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended December 31, 2008 and 2007, the only components of comprehensive loss were foreign currency translation adjustments.

Earnings per share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of basic EPS for each period since the Company has no dilutive stock options and warrants.

Recent accounting pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and, as such, the Company adopted the provisions of SFAS 159 as of January 1, 2008. The Company chose not to elect the fair value option to measure its financial assets and liabilities existing at January 1, 2008 that had not been previously carried at fair value, or of financial assets and liabilities it transacted in the year ended December 31, 2008. Therefore, the adoption of SFAS No. 159 had no effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value to be applied to existing generally accepted accounting principles (“GAAP”) requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for all financial assets and liabilities, and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. For nonfinancial assets and liabilities, SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company’s adoption of the provisions of SFAS No. 157 as of January 1, 2008 did not have a material effect on its results of operations, financial position or cash flows.

In December 2007, the EITF reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”). The EITF concluded on the definition of a collaborative arrangement, and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF No. 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated, and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements, along with the accounting policies, and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF No. 07-1 applies to the entire collaborative agreement. EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company plans to adopt the provisions of EITF No. 07-1 as of January 1, 2009 and does not expect the adoption to have a material effect on its results of operations, financial position or cash flows.

In April 2008, the FASB issued FSP No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). In determining the useful life of intangible assets, SFAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. SFAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect, if any, the adoption of SFAS 142-3 will have on its results of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”).  The statement identifies the sources of accounting principles and establishes a hierarchy for selecting those principles to prepare financial statements in accordance with U.S. GAAP.  The statement is effective 60 days following the SEC's approval of the Public Fund Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles."  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of the pronouncement will have a material impact on its financial position, results of operation, or cash flows.

In June 2008, the EITF reached a consensus Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 was issued to clarify how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF Issue No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF No. 01-6”). The consensus in EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has the characteristics of a derivative as defined in FSP No. SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The consensus in EITF No. 07-5 supersedes EITF No. 01-6 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, the adoption of EITF No. 07-5 will have on its results of operations, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3.

DIVESTITURE OF ENDEAVOR AND DISCONTINUED OPERATIONS

Effective August 3, 2007, the Company entered into a share exchange agreement to acquire 100% of the issued and outstanding shares of Endeavor.

The Company’s acquisition of Endeavor was accounted for as a re-capitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of Endeavor. Under re-capitalization accounting Endeavor was treated as the Company’s accounting parent (legal subsidiary) and the Company was treated as the accounting subsidiary (legal parent).  This means the consolidated results of operations of the Company include those of Endeavor from its inception on May 5, 2006 and those of the Company from the closing date of the re-capitalization on August 3, 2007.  Endeavor, the acquired entity, is regarded as the predecessor and continuing entity as of August 3, 2007.

A summary of the reverse takeover recapitalization adjustments is as follows:

Cash	$12,658
Deposit	639,548
Account payable and accrued liabilities	(41,873)
Loans payable	(219,101)
Recapitalization adjustment	$391,232

On February 1, 2008, the Company entered into an agreement with its former CEO which provided the Company the option of exchanging all of the Company’s interest in Endeavor for the Company’s Series A Preferred shares and the Class A Preferred shares of FEH, Inc. held by the former CEO.

On February 15, 2008 the option was exercised.  As a result, the 6,500 shares of the Company’s Series A Preferred stock and the 6,500,000 Class A Preferred shares of FEH originally issued to the CEO of Endeavour were returned to the Company and cancelled. In exchange, all outstanding shares of Endeavor were transferred to the former CEO. During the year ended December 31, 2007, Endeavor generated $58,957 in net revenues and sustained an operating loss of $634,610. Of the $2,566,246 reported as current liabilities at December 31, 2007, $1,504,147 related to Endeavor. The Company recognized a gain on its divestiture of Endeavor as follows:

Net liabilities of Endeavor:
Assets	$(780,467)
Liabilities, including $351,504 in amounts payable to related parties	3,401,781
Accumulated comprehensive income	(31,265)
Carrying value	2,590,049
Share consideration received	6,507
Intercompany receivables written off	(1,812,688)
Gain on disposal of discontinued operations	$783,868

The assets of Endeavor included all of the Company’s Canadian-based oil and gas holdings and operations.

4.

OIL AND GAS PROPERTIES

The costs incurred in oil and natural gas property acquisition and exploration activities are summarized as follows:

Australian Exploration Properties - Unproven
Balance, December 31, 2006	$––
Acquisition costs	15,903,000
Impact of deferred tax liability	6,177,000
Exploration costs	290,925
Balance, December 31, 2007	22,370,925
Exploration Costs	710,204
Balance, December 31, 2008	$23,081,129

In May 2007, the Company entered into an agreement to acquire a 62.5% working interest in an Australian oil and gas exploration permit covering 339,769 acres, more or less, in an area known as Victoria Permit 60 (“Vic P60”).  In connection with the agreement, the Company paid $639,487 in the form of a deposit on the Vic P60 permit awaiting approval of the transfer of the permit by the Australian government (see Note 5). The Company has also agreed to pay a 4.00% overriding royalty interest on Vic P60 with an additional contingent back-in working interest of 6.20% effective in the event certain performance criteria are achieved.

On November 21, 2007, the Company purchased seven Australian oil and gas interests. This purchase was facilitated by the acquisition of Holloman Petroleum Pty. Ltd., a privately held Australian-based company, for 18,600,000 shares of the Company's common stock with a fair market value of $15,903,000. The interests are located in the Cooper basin, in the State of South Australia, in the Gippsland basin, in the State of Victoria, and in the Barrow sub-basin, in the State of Western Australia. In connection with the acquisition, the Company also acquired the remaining 37.5% working interest in the Vic P60 permit.  During February 2008, a shareholder paid $660,000 on behalf of the Company for seismic participation related to the Vic P60 permit. On January 22, 2009, the Australian government extended the time frames within which the Company must complete the Vic P60 seismic work and interpretation. The revised work program required completion of the seismic work by January 28, 2009. Due to current economic conditions, the Company was unable to complete the seismic work and is seeking an additional extension of time to complete these obligations.

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

On June 11, 2008 the Australian government consolidated two of the Company’s oil and gas permits (PEL 108 and PEL 109) into one permit (PEL 444). In connection with that consolidation, the government also extended the lease term and associated work programs for that permit and PEL 112 by five years. Under Australian Law, at the end of each five year term, one third of the area covered by a petroleum exploration license must be relinquished. Accordingly, during June 2008, the Company identified and relinquished a third of the acreage covered by PEL 112 and PEL 444 to the government.

To better coordinate exploration, the Company is also seeking to consolidate three of its other oil and gas permits (WA-372P, WA-373P and WA-395P). On March 24, 2009, the Australian government extended the time frames within which the Company must complete the seismic work and interpretation on the WA-372P and WA-373P permits. The work program extension requests the Company submit evidence of a firm contract to secure a seismic vessel by June 22, 2009.  If a firm commitment is secured in time, a further extension could be considered.

The Company’s North American properties were disposed of in the sale of Endeavor (see Note 3).

5.

DEPOSIT ON ACQUISITION

The Company has entered into an Asset Purchase Agreement to acquire a 62.5% working interest, associated assets and contract rights in an offshore oil concession in the Bass Straits in the State of Victoria, Australia, known as Vic P60. The purchase price for the interest is $639,487 which has been paid. The closing of this transaction is subject to the receipt of the approval by the Commonwealth of Australia to transfer title of the permit. In connection with the Company’s acquisition of Holloman Petroleum, it also acquired the remaining 37.5% working interest in Vic P60 (see Note 4).

6.

LOANS PAYABLE

Loans payable consists of the following:

	December 31, 2008	December 31, 2007
Loan for $450,000, non-secured, bears interest at 10% per annum	$––	$450,000
Non-interest bearing loan, payable upon demand	––	79,283
Non-interest bearing loan, payable upon demand	259,343	––
Non-interest bearing loan, payable upon demand	––	50,440
Non-interest bearing loan, payable upon demand	––	6,205
	$259,343	$585,928

During June and September 2008, the Company negotiated settlements with a two (2) third party lenders by which $85,488 of indebtedness was satisfied for $35,100 resulting in a gain of $50,388.

7.

RELATED PARTY TRANSACTIONS

Non-interest bearing advances, payable upon demand to (from) shareholders and other related parties consist of the following:

	December 31, 2008	December 31, 2007
Advances from a company affiliated with the president and chief executive officer	$74,729	$183,861
Advances from shareholders / Directors	243,553	363,876
Advances from Shareholder	1,254,521	––
Advances from former president and chief executive officer	––	610,678
	$1,572,803	$1,158,415

Management fees totaling $175,000 (2007 - $65,623) were paid to the Company’s Chief Executive Officer. The fees were incurred as compensation for services rendered in the normal course of operations and were paid at the amount established and agreed to by the related parties.

Beginning September 1, 2008, administrative services fees of $50,000 per month are payable to the Company’s major shareholder, Holloman Corporation. These fees, totaling $200,000 for the year ended December 31, 2008, are paid on a quarterly basis in shares of the Company’s restricted common stock at the average closing price of the stock for the last 10 trading-days of the applicable monthly billing period. In exchange for its fees, Holloman Corporation has agreed to provide, among other things;  executive consultation, management advice, engineering and geological services, office space, office support, communications, IT support, secretarial services, and the costs of North American travel expenses incurred in connection with the performance its services. The agreement under which these fees are incurred can be terminated by either party with 30-days notice. As of December 31, 2008, Holloman Corporation has received 2,005,833 shares of the Company’s restricted common stock in connection with this agreement.

As part of recent cost cutting efforts, the Company amended its Administrative Services Agreement with Holloman Corporation effective January 1, 2009. This amendment suspended and cancelled the fees payable to Holloman Corporation under the agreement during the eight month period beginning January 1, 2009 and ending August 31, 2009.

On September 30, 2008, the Company sold 6,664,706 shares of common stock in a private placement of investment units to its major shareholder, Holloman Corporation, and to certain directors of the Company and to an affiliated party.

8.

PREFERRED SHARES

The Company and its wholly-owned subsidiary, FEH are each authorized to issue 10,000,000 preferred shares each with a par value of $0.001 per share. At December 31, 2008, neither the Company nor FEH had any preferred shares outstanding.

On August 3, 2007 the Company acquired Endeavor for 9,000 shares of the Company’s Series A Preferred stock and 9,000,000 preferred shares of FEH. Each Series A Preferred share was convertible into one share of the Company’s common stock and were entitled to 1,000 votes on any matter submitted to the Company’s shareholders for approval. The 9,000,000 preferred shares of FEH were, at the option of the holder of the shares, convertible into 9,000,000 shares of the Company’s common stock. At December 31, 2007, the Company had 9,000 and FEH had 9,000,000 preferred shares outstanding.

On February 1, 2008 the Company entered into an agreement with its former Chief Executive Officer which provided the Company with the option of exchanging all of the Company’s interest in Endeavor for the Company’s Series A Preferred shares and the Class A Preferred shares of FEH previously issued in connection with the Company’s original acquisition of Endeavor. On February 15, 2008 the option was exercised.  As a result, the 6,500 shares of the Company’s Series A Preferred stock and the 6,500,000 Class A Preferred shares of FEH were returned to the Company and cancelled and all outstanding shares of Endeavor were transferred to the former CEO.

At the option of the remaining preferred stockholders, the residual 2,500 shares of the Company’s Series A Preferred stock and 2,500,000 preferred shares of FEH were converted into an equivalent number of shares of the Company’s common stock during June 2008.

9.

COMMON SHARES

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001.

During September and December 2008, the Company issued 193,050 (average conversion price $0.259 per share) and 1,812,783 (average conversion price $0.083 per share) shares of its restricted common stock respectively, in consideration for administrative and other services fees due and payable to Holloman Corporation totaling $200,000 (see Note 7).

On September 30, 2008, the Company sold 6,664,706 shares of common stock in a private placement of investment units to Holloman Corporation, and to certain directors of the Company and to an affiliated party. The investment units were priced at $0.255 each (total proceeds - $1,725,000) and consisted of one share of the Company’s common stock, one Series A Warrant and one Series B Warrant.

During June 2008, the Company sold 2,766,668 shares of common stock in a private placement of investment units to five accredited investors. Investment units were priced at $0.30 each (total proceeds - $830,000) and consisted of one share of the Company’s common stock, one Series A Warrant and one Series B Warrant.  The Company paid finder’s fees in the amount of $83,000, 133,000 Series A Warrants and 133,333 Series B Warrants in connection with this private placement.

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

During June 2008, the Company also issued 2,502,500 shares of its common stock in connection with the conversion of preferred shares (see Note 8).

At December 31, 2008, 19,614,949 share purchase warrants are issued and outstanding. No warrants have expired or have been exercised since inception. The weighted average remaining life and weighted average exercise price of outstanding stock warrants at December 31, 2008 were 32 months and $1.37, respectively. As at December 31, 2007, no share purchase warrants were issued or outstanding.

The fair value of stock warrants issued to purchasers of investment units is determined using the Black-Scholes valuation model at the time the stock warrant is granted.

10.

INCOME TAXES

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2008	Year Ended December 31 2007
Statutory tax rates	35%	35%
Expected recovery of income taxes at statutory rates	$(98,882)	$(543,000)
Increase (reduction) in income taxes resulting from:
Permanent differences and other	30,783	21,000
Foreign exchange rate and tax rate differences	(1,144,668)	(35,000)
Valuation allowance change	121,923	557,000
Provision for income taxes	$(1,090,844)	$––

The significant components of deferred income tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Deferred income tax assets:
Canadian non-capital loss carryforwards	$––	$379,000
US net operating loss carryforwards	534,000	196,000
Australian operating loss carryforwards	29,000	18,000
US loan receivable	544,000	––
Property and equipment, Canada	––	3,000
Petroleum and natural gas properties , Canada	––	378,000
Total deferred income tax assets	1,107,000	974,000
Less: valuation allowance	(1,078,000)	(956,000)
Deferred income tax assets, net	$29,000	$18,000
Petroleum and natural gas properties, Australia	$(5,115,000)	$(6,195,000)
Deferred income tax liabilities, net	$(5,086,000)	$(6,177,000)

In the United States, Holloman had regular tax net operating losses of $560,000 that expire from 2026 through 2028. A valuation allowance of $534,000 (2007 -$196,000) has been applied against the deferred tax asset representing these losses.

In Australia, the Company had regular tax net operating losses of $96,000 (2007 - $70,000) that may be used in future years to reduce taxable income. A valuation allowance of $18,000 has been applied against the deferred tax asset representing these losses.

11.

SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company repaid $840,000 in advances to its major shareholder and certain directors.

The Company amended its Administrative Services Agreement with Holloman Corporation effective January 1, 2009 (see Note 7).