Form 10-Q
period 2009-03-31
HOLLOMAN ENERGY CORP
filed 2009-05-15
CIK 1324736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-52419

———————

HOLLOMAN ENERGY CORPORATION

(Exact Name of Issuer as Specified in Its Charter)

———————

Nevada	77-0643398
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

333 North Sam Houston Parkway East, Suite 600, Houston, Texas          77060

(Address of Issuer's Principal Executive Offices)    (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑

Class of Stock	No. Shares Outstanding	Date

Common	95,159,065	May 11, 2009

PART I -FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash	$687,828	$1,763,998
Other receivable	2,818	2,838
Prepaid expenses and deposits	35,368	5,375
	726,014	1,772,211

Oil and gas properties, full cost method, unproven	23,088,209	23,081,129

Deposit on acquisition	639,487	639,487

Total Assets	$24,453,710	$25,492,827

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$130,861	$175,351
Loans payable	259,343	259,343
Due to related parties	737,803	1,572,803
	1,128,007	2,007,497

Deferred tax liability	5,086,156	5,086,156

Total Liabilities	6,214,163	7,093,653

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
95,159,065 common shares	95,159	95,159
Additional paid in capital	20,464,301	20,464,301
Accumulated other comprehensive income	2,537	1,614
Deficit accumulated during the exploration stage	(2,322,450)	(2,161,900)
Total Stockholders' Equity	18,239,547	18,399,174
Total Liabilities and Stockholders' Equity	$24,453,710	$25,492,827

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative results from May 5, 2006 to	Three Months Ended
	March 31, 2009	March 31, 2009	March 31, 2008
GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	$525,801	$90,024	78,525
Foreign exchange (gain)/loss	8,603	1,507	(117)
Gain on settlement of debt	(38,063)	––	––
Management fees	425,000	50,000	––
Office, travel and general	402,135	13,437	38,786
Professional fees	332,313	5,582	53,701
Salaries, wages, and benefits	86,666	––	––

LOSS FROM CONTINUING OPERATIONS	(1,742,456)	(160,551)	(170,895)

LOSS FROM DISCONTINUED OPERATIONS	(2,454,637)	––	(55,903)

GAIN ON DISPOSAL OF ENDEAVOR	783,868	––	783,868

NET LOSS BEFORE INCOME TAX	(3,413,225)	(160,551)	557,070

Deferred income tax recovery	1,090,844	––	––

NET INCOME (LOSS)	$(2,322,381)	$(160,551)	$557,070

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE		$(0.00)	$0.01

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		95,159,065	81,219,358

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION

(A Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative results
	from May 5, 2006 to	Three Months Ended
	March 31, 2009	March 31, 2009	March 31, 2008
OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(651,612)	$(160,551)	$(170,895)
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Deferred income tax recovery	(1,090,844)	––	––
Gain from Settlement of indebtedness	(63,063)	––	––
Management fees paid in stock	200,000	––	––
Foreign exchange (gain)/ loss	(36,254)	1,507	––
Interest accrued and financing costs	––	––	117
Provision for impairment of oil and gas properties	––	––	700
Changes in non-cash working capital items
Accounts receivable	(2,817)	21	––
Prepaid expenses and deposits	(35,368)	(29,993)	(21,250)
Accounts payable and accrued liabilities	305,426	(45,075)	57,970
Cash used by continuing operations	(1,374,531)	(234,090)	(133,358)
Cash used by discontinued operations	(725,006)	––	(26,768)

FINANCING ACTIVITIES
Common stock issued for cash	2,432,001	––	––
Convertible debentures issued	1,500,000	––	––
Loans payable	540,828	––	––
Due to related parties	1,358,831	(835,000)	820,126
Cash provided by financing activities	5,831,660	(835,000)	820,126

INVESTING ACTIVITIES
Equipment acquired	(23,490)	––	––
Petroleum and natural gas expenditures	(2,342,185)	(7,080)	(660,000)
Cash acquired on acquisition	12,696	––	––
Deposit on acquisition	(639,487)	––	––
Repayment of advances to shareholder	––	––	––
Refundable deposits, net of repayments	(51,828)	––	––
Cash used by investing activities	(3,044,294)	(7,080)	(660,000)

CHANGE IN CASH	687,828	(1,076,171)	––
CASH, BEGINNING	––	1,763,998	––
CASH, ENDING	$687,828	$687,828	$––

SUPPLEMENTAL DISCLOSURE:
Interest paid	$9,908	$––	$––
Income taxes paid	$––	$––	$––

NON-CASH ACTIVITIES:
Shares issued on conversion of management fees	$200,000	$––	$––
Shares issued on conversion of liabilities	$1,639,733	$––	$––
Shares issued for property acquired	$15,903,000	$––	$––

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

1.

BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2.

OIL AND GAS PROPERTIES (UNPROVEN) AND DEPOSIT ON ACQUISITION

In May 2007, the Company entered into an agreement to acquire a 62.5% working interest and contract rights in an offshore oil and gas concession in the Bass Straits in the State of Victoria, Australia, covering 339,769 acres, in an area known as Victoria Permit 60 (“Vic P60”). In connection with the agreement, the Company paid $639,487 in the form of a deposit on the Vic P60 permit awaiting approval of the transfer of the permit by the Australian government. The Company has also agreed to pay a 4.00% overriding royalty interest on Vic P60 with an additional contingent back-in working interest of 6.20% effective in the event certain performance criteria are achieved.

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

On March 7, 2008, the Company entered into a contingent agreement with Holloman Oil & Gas Limited (“Holloman O & G”), an Australian corporation, which granted Holloman O & G a two-thirds working interest in the PEL 112 permit. To earn its working interest, Holloman Oil & Gas agreed to:

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

3.

LOANS PAYABLE

Loans payable consists of the following:

	March 31, 2009	December 31, 2008
Non-interest bearing loan, payable upon demand	$259,343	$259,343

4.

RELATED PARTY TRANSACTIONS

Non-interest bearing advances, payable upon demand to shareholders and other related parties consist of the following:

	March 31, 2009	December 31, 2008
Advances from a company affiliated with the president and CEO	$74,729	$74,729
Advances from shareholders / Directors / former Directors	58,553	243,553
Advances from Shareholder	604.521	1,254,521
	$737,803	$1,572,803

During January and February 2009, management fees totaling $50,000 were paid to the Company’s Chief Executive Officer. The fees were incurred as compensation for services rendered in the normal course of operations and were paid at the amount established and agreed to by the related parties. Effective March 1, 2009, the Company’s Chief Executive Officer elected to forgo further compensation in connection with the Company’s cost-cutting efforts.

Beginning September 1, 2008, administrative services fees of $50,000 per month were payable to the Company’s major shareholder, Holloman Corporation. These fees were paid on a quarterly basis in shares of the Company’s restricted common stock at the average closing price of the stock for the last 10 trading-days of the applicable monthly billing period. The agreement under which these fees are incurred can be terminated by either party with 30-days notice. The Company amended its Administrative Services Agreement with Holloman Corporation effective January 1, 2009. This amendment suspended and cancelled the fees payable to Holloman Corporation during the eight month period beginning January 1, 2009 and ending August 31, 2009.

5.

DIVESTITURE OF ENDEAVOR AND DISCONTINUED OPERATIONS

Effective August 3, 2007, the Company entered into a share exchange agreement to acquire 100% of the issued and outstanding shares of Endeavor Canada Corporation (“Endeavor”). The Company’s acquisition of Endeavor was accounted for as a re-capitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of Endeavor.

On February 1, 2008, the Company entered into an agreement with its former CEO which provided the Company the option of exchanging all of the Company’s interest in Endeavor for the Company’s Series A Preferred shares and the Class A Preferred shares of FEH, Inc. held by the former CEO.

On February 15, 2008 the option was exercised. As a result, the 6,500 shares of the Company’s Series A Preferred stock and the 6,500,000 Class A Preferred shares of FEH originally issued to the CEO of Endeavour were returned to the Company and cancelled. In exchange, all outstanding shares of Endeavor were transferred to the former CEO. During the three months ended March 31, 2008, the Company recognized $55,903 in losses from the discontinued operations of Endeavor. The Company also recognized a gain on its divestiture of Endeavor as follows:

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

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain an historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K filed with Securities Exchange Commission on April 15, 2009, and, from time to time, in other reports we file with the U.S. Securities and Exchange Commission (“SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited financial statements and related notes included as part of this report and our Form 10-K for the year ended December 31, 2008 filed with Securities Exchange Commission on April 15, 2009.

General

Holloman Energy Corporation (“we” or the “Company”) was incorporated in Nevada on May 14, 2004. Between May 2004 and May 2007 we were relatively inactive.

On August 3, 2007 we acquired Endeavor Canada, an Alberta corporation involved in the exploration and development of oil and gas, for 9,000 shares of our Series A Preferred stock and 9,000,000 shares of the Class A Preferred stock of our wholly owned subsidiary, First Endeavor Holdings.  Each Series A Preferred share was convertible into one share of our common stock.  The Class A preferred shares of First Endeavor Holdings were, at the option of the holders of the shares, convertible into 9,000,000 shares of our common stock.  Cameron King, one of our former officers and directors, owned a controlling interest in Endeavor Canada at the time of this transaction and received 6,500 Series A Preferred shares and 6,500,000 First Endeavor Holdings Class A preferred shares in exchange for his shares in Endeavor.

For accounting purposes, our acquisition of Endeavor Canada constituted a recapitalization and the acquisition was accounted for as a reverse merger whereby Endeavor Canada was deemed to have acquired us. As a result, our financial statements reflect the historical operations of Endeavor Canada prior to the merger, and our joint operations for the period from August 3, 2007, the merger date, through February 15, 2008, the date on which we divested of Endeavor Canada.

Following the acquisition of Endeavor Canada, we paid $1,640,000 in principal and accrued interest to Endeavor Canada’s note holders with 1,093,155 shares of our restricted common stock.

On February 15, 2008 we sold Endeavor Canada to Mr. King and transferred all outstanding shares of Endeavor Canada to Mr. King.  In consideration for the transfer of these shares, the 6,500 shares of our Series A Preferred stock and the 6,500,000 Class A Preferred shares of First Endeavor Holdings previously issued to Mr. King were returned to us and cancelled.  At the time of the sale to Mr. King, the assets of Endeavor Canada included all of our Canadian oil and gas properties. We have recognized net losses from the discontinued operations of Endeavor Canada totaling $2,455,000 and an extraordinary gain upon the divestiture of Endeavor Canada of $783,868.

During June 2008 the holders of the remaining 2,500 shares of our Series A Preferred stock and the remaining 2,500,000 shares of the Class A preferred stock of First Endeavor Holdings converted their shares into 2,502,500 shares of our common stock.

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

On March 7, 2008 we entered into a contingent agreement with Holloman Oil & Gas Limited (“Holloman Oil & Gas”) which granted Holloman Oil & Gas the right to earn a two-thirds working interest in the PEL 112 permit, which covers approximately 2,196 square kilometers (542,643 acres) in the Cooper basin of Australia. To earn this working interest, Holloman Oil & Gas agreed to:

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

Results of Operations

Endeavor Canada was incorporated in May 2006. Between May 2006 and February 2008 Endeavor Canada acquired its oil and gas properties in Alberta, Canada but was otherwise relatively inactive. We sold our interest in Endeavor Canada during February 2008. As a result, a comparison of our operations for the three months ended March 31, 2009 with our operations for the three months ended March 31, 2008 is not meaningful. We have recognized inception to date net losses from the discontinued operations of Endeavor Canada totaling $2,454,637. During February 2008, we recognized a gain upon the divestiture of Endeavor Canada of $783,868.

Our general and administrative expenses for the three months ended March 31, 2009 have decreased when compared to the preceding three month period. This decrease relates to our cost-cutting efforts which include a reduction in executive compensation and a temporary suspension of administrative fees payable to our largest shareholder, Holloman Corporation.

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

At March 31, 2009, we had loans payable to:

•

An unrelated party in the amount of $259,343;

•

An entity affiliated with Mr. Petersen, our President and Chief Executive Officer in the amount of $74,729;

•

Shareholders / Directors/former Directors in the amount of $58,553; and

•

Holloman Corporation in the amount of $604,521

These advances were used to support our operations in Australia, maintain fund raising efforts, and pay general and administrative expenses. All advances are unsecured and non-interest bearing.

In September 2008, we entered into an Administrative Services Agreement with our largest shareholder, Holloman Corporation. Beginning September 1, 2008, administrative services fees of $50,000 per month were payable to Holloman Corporation. These fees were paid quarterly in shares of our restricted common stock at the average closing price of the stock for the last ten trading-days of the applicable monthly billing period. In exchange for its fees, Holloman Corporation agreed to provide, among other things; executive consultation, management advice, engineering and geological services, office space, office support, communications, IT support, secretarial services, and the costs of North American travel expenses incurred in connection with the performance its services. The agreement under which these fees are incurred can be terminated by either party with 30-days notice.

As part of our cost cutting efforts, we amended our Administrative Services Agreement with Holloman Corporation effective January 1, 2009. This amendment suspended and cancelled the fees payable to Holloman Corporation under the agreement during the eight month period beginning January 1, 2009 and ending August 31, 2009.

Our material future contractual obligations as of March 31, 2009, other than the obligations associated with our oil and gas concessions in Australia, are shown below.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Loans and Advances	$997,146	$997,146	––	––	––

Our operations have been financed from the sale of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates.

On September 30, 2008, we sold 6,764,706 shares of common stock in a private placement of investment units to our largest shareholder, Holloman Corporation, to Mark Stevenson and Douglas Brown, two of our directors and to an affiliated party.

During the three months ended March 31, 2009, we have repaid $840,000 in advances payable to related parties.

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

As of May 11, 2009 we did not have any off balance sheet arrangements.

As of May 11, 2009 we did not have any proven oil or gas reserves and we did not have any revenues.

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

Petroleum and Natural Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible/intangible development costs including direct internal costs are capitalized to the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties. At March 31, 2009, our interests in Australia are all classified as unproven.

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

ITEM 4T.

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2009, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

HOLLOMAN ENERGY CORPORATION

Date: May 13, 2009	/s/ Grant Petersen
Grant Petersen, Chief Executive Officer,
Principal Financial and Accounting Officer