Form 10-Q
period 2009-06-30
HOLLOMAN ENERGY CORP
filed 2009-08-14
CIK 1324736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑

Class of Stock	No. Shares Outstanding	Date

Common	104,545,000	August 10, 2009

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$569,530	$1,763,998
Other receivable	3,169	2,838
Prepaid expenses and deposits	14,258	5,375

	586,957	1,772,211

Oil and gas properties, full cost method, unproven	18,951,607	23,081,129

Deposit on acquisition	639,487	639,487

Total Assets	$20,178,051	$25,492,827

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$118,271	$175,351
Loans payable	—	259,343
Due to related parties	53,554	1,572,803

	171,825	2,007,497

Deferred tax liability	3,839,866	5,086,156

Total Liabilities	4,011,691	7,093,653

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
104,545,000 (95,159,065 at December 31, 2008)	104,545	95,159
Additional paid in capital	21,393,508	20,464,301
Accumulated other comprehensive income	(930)	1,614
Deficit accumulated during the exploration stage	(5,330,763)	(2,161,900)

Total Stockholders' Equity	16,166,360	18,399,174

Total Liabilities and Stockholders' Equity	$20,178,051	$25,492,827

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative results
	from May 5, 2006 to June 30,	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2009	2008	2009	2008

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	$588,654	$62,853	$53,825	$152,877	$132,350
Foreign exchange (gain)/loss	10,029	1,426	(111)	2,933	(228)
Gain on settlement of debt	(38,063)	—	(44,283)	—	(44,283)
Management fees	425,000	—	25,000	50,000	25,000
Office, travel and general	421,692	19,557	43,721	32,994	82,507
Professional fees	348,780	16,466	38,256	22,049	91,956
Salaries, wages, and benefits	86,666	—	—	—	—
LOSS FROM CONTINUING OPERATIONS	(1,842,758)	(100,302)	(116,408)	(260,853)	(287,302)

NET LOSS FROM DISCONTINUED OPERATIONS	(2,454,637)	—	—	—	(55,903)

IMPAIRMENT OF OIL AND GAS PROPERTY	(2,908,010)	(2,908,010)	—	(2,908,010)	—

GAIN ON DISPOSAL OF ENDEAVOR	783,868	—	—	—	783,868

NET LOSS BEFORE INCOME TAX	(6,421,537)	(3,008,312)	(116,408)	(3,168,863)	440,663

Deferred income tax recovery	1,090,844	—	—	—	—

NET INCOME (LOSS)	$(5,330,693)	$(3,008,312)	$(116,408)	$(3,168,863)	$440,663

BASIC AND DILUTED NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED NET LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE		$(0.03)	$(0.00)	$(0.03)	$0.01

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		98,047,045	82,288,159	96,611,033	81,753,758

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative results From May 5 2006 to June 30, 2009

		Six Months Ended
		June 30, 2009	June 30, 2008
OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(3,659,924)	$(3,168,863)	$(287,302)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred income tax recovery	(1,090,844)	—	—
Gain from Settlement of indebtedness	(63,063)	—	(44,283)
Management fees paid in common stock	200,000	—	—
Foreign exchange gain	(40,694)	(2,933)	(228)
Interest accrued and financing costs	—	—	—
Impairment of oil and gas property	2,908,010	2,908,010	—
Changes in non-cash working capital items
Other receivable	(3,169)	(331)	837
Prepaid expenses and deposits	(14,258)	(8,883)	(14,875)
Accounts payable and accrued liabilities	293,421	(57,080)	(20,710)

Cash used by continuing operations	(1,470,521)	(330,080)	(366,561)

Cash used by discontinued operations	(725,006)	—	(26,768)

FINANCING ACTIVITIES
Common stock issued for cash	2,432,001	—	747,000
Convertible debentures issued	1,500,000	—	—
Loans payable	550,828	—	—
Due to related parties	1,343,831	(840,000)	1,078,975
Cash provided by (used in) financing activities	5,826,660	(840,000)	1,825,975

INVESTING ACTIVITIES
Equipment acquired	(23,490)	—	—
Petroleum and natural gas expenditures	(2,359,494)	(24,388)	(661,377)
Cash acquired on acquisition	12,696	—	—
Deposit on acquisition	(639,487)	—	—
Deposits	(51,828)	—	(25,000)

Cash used by investing activities	(3,061,603)	(24,388)	(686,377)

CHANGE IN CASH	569,530	(1,194,468)	746,269

CASH, BEGINNING	—	1,763,998	—

CASH, ENDING	$569,530	$569,530	$746,269

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION

An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Cumulative results From May 5 2006 to June 30, 2009

		Six Months Ended
		June 30, 2009	June 30, 2008

SUPPLEMENTAL DISCLOSURE:
Interest paid	$9,908	$—	$—
Income taxes paid	$—	$—	$—

NON-CASH ACTIVITIES:
Shares issued on conversion of management fees	$200,000	$—	$—
Shares issued on conversion of liabilities	$2,578,326	$938,592	$—
Shares issued for property acquired	$15,903,000	$—	$—

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

1.

BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2.

OIL AND GAS PROPERTIES

In May 2007, the Company entered into an agreement to acquire a 62.5% working interest and contract rights in an offshore oil and gas concession in the Bass Straits in the State of Victoria, Australia, covering 339,769 acre, in an area known as Victoria Permit 60 (“Vic P60”).  In connection with the agreement, the Company paid $639,487 in the form of a deposit on the Vic P60 permit awaiting approval of the transfer of the permit by the Australian government. The Company has also agreed to pay a 4% overriding royalty interest on Vic P60 with an additional contingent back-in working interest of 6.2% effective in the event certain performance criteria are achieved.

On November 21, 2007, the Company purchased seven Australian oil and gas interests. This purchase was facilitated by the acquisition of Holloman Petroleum Pty. Ltd., a privately held Australian-based company, for 18,600,000 shares of the Company's common stock with a fair market value of $15,903,000. The interests are located in the Cooper basin, in the State of South Australia, in the Gippsland basin, in the State of Victoria, and in the Barrow sub-basin, in the State of Western Australia. In connection with the acquisition, the Company acquired the remaining 37.5% working interest in the Vic P60 permit.  During February 2008, a shareholder advanced the Company $660,000 by paying for seismic participation related to the Vic P60 permit on its behalf. On January 22, 2009, the Australian government extended the time frame within which the seismic work on Vic P60 must be completed to January 28, 2009.

On March 7, 2008, the Company entered into a contingent agreement with Holloman Oil & Gas Limited (“HOG”), an Australian corporation, which granted HOG a two-thirds working interest in the PEL 112 permit.  To earn its working interest, HOG agreed to:

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

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(Unaudited)

2.

OIL AND GAS PROPERTIES (Continued)

On June 11, 2008 the Australian government consolidated two of the Company’s oil and gas permits (PEL 108 and PEL 109) into one permit (PEL 444). In connection with that consolidation, the government also extended the lease term and associated work programs for that permit and PEL 112 to June 2013. Under Australian Law, at the end of each five year term, one third of the area covered by a petroleum exploration license must be relinquished. Accordingly, during June 2008, the Company identified and relinquished a third of the acreage covered by PEL 112 and PEL 444 to the government. The remaining acreage covered by PEL 112 and PEL 444 constitute all of the Company’s holdings in the Cooper basin.

On June 16, 2009, the Company’s Board of Directors began deliberations concerning its offshore oil and gas permits in the Barrow sub-basin (WA-372P, WA-373P and WA-395P). The Board recognized that continued pursuit of these concessions would detract from its ability to maximize the value of its Cooper basin holdings. In total, the Barrow sub-basin permits obligate the Company to drill 12 offshore exploration wells and acquire significant amounts of 3D seismic data. Early estimates indicate the total costs to perform this required work will be in excess of $185,000,000.

On June 18, 2009 the Company requested procedural advice from the Australian government concerning a potential relinquishment of its rights in the Barrow sub-basin permits. In that connection, on August 5, 2009 the government returned a Notice of Intent to cancel those permits. As a result, the Company has recognized a loss on the impairment of oil and gas assets of $2,908,009 in the statement of operations. Oil and gas properties have been reduced by $4,154,299 to reflect the impairment of the Barrow concessions together with the $1,246,290 affect on deferred tax liabilities related to those assets.

3.

LOANS PAYABLE

Loans payable consists of the following:

	June 30, 2009	December 31, 2008
Non-interest bearing loan, payable upon demand	$––	$259,343
	$––	$259,343

On May 29, 2009, the Company converted all outstanding loans payable to shares of its common stock (see Note 5).

4.

RELATED PARTY TRANSACTIONS

Non-interest bearing unsecured advances, payable upon demand to shareholders and other related parties consist of the following:

	June 30, 2009	December 31, 2008

Advances from a company affiliated with the president and CEO	$––	$74,729
Advances from shareholders / Directors / former Directors	53,554	243,553
Advances from Shareholder	––	1,254,521
	$53,554	$1,572,803

During the six months ended June 30, 2009, the Company repaid advances of $840,000 and converted $679,249 in advances to shares of its common stock (Note5).

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009

(Unaudited)

4.

RELATED PARTY TRANSACTIONS (Continued)

During January and February 2009, management fees totaling $50,000 (six months ended June 30, 2008 - $25,000) were paid to the Company’s Chief Executive Officer. The fees were incurred as compensation for services rendered in the normal course of operations and were paid at the amount established and agreed to by the related parties.

Beginning September 1, 2008, administrative services fees of $50,000 per month are payable to the Company’s principal shareholder, Holloman Corporation. These fees are paid on a quarterly basis in shares of the Company’s restricted common stock at the average closing price of the stock for the last 10 trading-days of the applicable monthly billing period. The agreement under which these fees are incurred can be terminated by either party with 30-days notice. Due to market conditions, Holloman Corporation’s services were generally suspended beginning in January 2009. As a result, the Company amended its Administrative Services Agreement to cancel fees payable to Holloman Corporation during the eight month period beginning January 1, 2009 and ending August 31, 2009.

5.

COMMON STOCK

On May 29, 2009, the Company issued 9,385,935 restricted shares of its common stock to three persons in settlement of $938,592 in loans and advances payable to these parties. The parties receiving these shares included; Holloman Corporation, a principal shareholder of the Company (6,045,218 shares for debt of $604,520), Open Bay Holdings, a Company controlled by the Company’s President (747,287 shares for debt of $74,729) and an unrelated party (2,593,430 shares for debt of $259,343).

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

Oil and gas properties

In May 2007 we acquired a 62.5% working interest in an Australian oil and gas exploration permit area known as Victoria Permit 60 (“Vic P60”) which comprises 1,375 square kilometers (339,769 acres) in the Bass Strait of the Gippsland Basin in Victoria, Australia. We paid a purchase price for the interest of $639,487 plus a 4.00% overriding royalty interest. In addition, we granted a contingent back-in working interest of 6.20% effective in the event certain performance criteria are achieved. The closing of this transaction is subject to the approval of the title transfer on the permit by the Commonwealth of Australia. In connection with our acquisition of Holloman Petroleum Pty, Ltd. (see below), we also acquired the remaining 37.5% working interest in Vic P60. We currently have a net revenue interest of a 96% in the Vic P60 permit.

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

On January 22, 2009, the Australian government extended the time frame within which the seismic work on Vic P60 must be completed to January 28, 2009.  We have received verbal assurance that the Australian government will forebear from any action with respect to our Vic P60 lease rights while we attempt to complete seismic acquisition agreements in late 2009.

On June 16, 2009, our Board of Directors began deliberations concerning our offshore oil and gas permits in the Barrow sub-basin (WA-372P, WA-373P and WA-395P). The Board recognized that continued pursuit of these concessions would detract from the resources required to maximize the value of our Cooper basin holdings. In total, the Barrow sub-basin permits obligate us to drill 12 offshore exploration wells and acquire significant amounts of 3D seismic data. Early estimates indicate the total costs to perform this required work will be in excess of $185,000,000. Despite our best efforts, we have not identified a joint venture partner willing to undertake these obligations and we feel it is unlikely that we will do so in the current economic climate. As a result, our Board has agreed it would be in our best interest to voluntarily relinquish our lease rights on the Barrow concessions.

On June 18, 2009 we requested procedural advice from the Australian government concerning a potential relinquishment of our rights on the Barrow sub-basin permits. In that connection, on August 5, 2009 the government returned a Notice of Intent to Cancel those permits. The Notice provides a 30-day period during which we may show cause or provide additional information relating to our continued maintenance of the permits. We do not, however, intend to pursue an extension of our Barrow sub-basin exploration rights.  As a result, we have recognized a loss on the write-off of oil and gas assets of $2,908,009 in the statement of operations for the three and six months ended June 30, 2009 which accompanies this report. Our oil and gas property carrying value has been reduced by $4,154,299 to reflect the write-off of our Barrow concessions together with the $1,246,290 affect on deferred tax liabilities related to those assets.

Encouraged by drilling success on the permits abutting our Copper basin holdings, our Board of Directors has realigned and expanded our executive team. During June and July 2009 we added three new senior executives and appointed one new member to our Board of Directors. In addition, we intend to undertake an arrangement with a globally recognized energy specialist to identify candidates and support bidding to secure joint venture partners for exploration of our Cooper basin concessions. That arrangement is expected to target transactions which involve a partial sale, swap or farm-out of our interests on PEL 112 and PEL 444. We have also expanded independent engineering research on those assets.

During fiscal 2008, we pursued work program obligations and sought consolidation/extension of certain of our permits. During the remainder of 2009 we plan to actively seek joint venture partners for our oil and gas concessions and pursue financing to support seismic acquisition in the Cooper and Gippsland basins of Australia. We are currently engaged in discussions with a number of potential joint venture candidates regarding our Cooper and Gippsland leases.

Results of Operations

Endeavor Canada was incorporated in May 2006. Between May 2006 and February 2008, Endeavor Canada acquired its oil and gas properties in Alberta, Canada but was otherwise relatively inactive. We have recognized inception to date net losses from the discontinued operations of Endeavor Canada totaling $2,454,637. During February 2008, we recognized a gain upon the divestiture of Endeavor Canada of $783,868.

Our general and administrative expenses for the three and six months ended June 30, 2009 decreased when compared to the same periods during 2008. In largest part, this decrease relates to a reduction in international travel expense and professional fees incurred in connection with our wrap-up and divestiture of Endeavor during 2008.

During the three and six months ended June 30, 2009 we recognized a loss on the write-off of oil and gas assets of $2,908,009 related to relinquishment of our Barrow sub-basin concessions.

Financial Condition, Liquidity and Capital Resources

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies are in a recession which continues to inhibit investment liquidity. Though somewhat improved, fluctuating oil and gas prices provide additional uncertainty in capital markets. We expect current economic conditions to result in somewhat decreased exploration costs. Our access to capital however, as well as that of our partners and contractors, could be limited due to tightened credit markets and may inhibit the formation of exploration ventures and consortiums. As a result, the development of our property interests may be delayed due to financial constraints.

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

We project that seismic acquisition, interpretation of data and related work on our Vic P60 and Cooper basin permits will require an investment of up to $4 to $6 million prior to June 30, 2010. Further, our permits require us to drill one well on the Vic P60 permit before November 2010. We are in the process of requesting extension from the Australian government with respect to that drilling obligation. Our management has no reason to believe that an extension of time to complete that obligation will not be granted.

If we elect to drill all the wells and perform all other work required by all of our permits, very early estimates suggest that the total costs may approximate $11,500,000 during the twelve months ending June 30, 2010 and up to $55,000,000 over the terms of the permits. We intend to joint venture our work program obligations with third parties which will pay all, or a significant portion, of the costs required to explore for oil and gas in the area covered by our permits. We are currently engaged in discussions with three potential joint venture candidates regarding the initial drilling obligations on our Cooper and Gippsland leases.

At June 30, 2009, we had advances payable to a former Director in the amount of $53,554 This and past advances were used to support our operations in Australia, maintain fund raising efforts, and pay general and administrative expenses. All advances are unsecured and non-interest bearing.

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

As part of our cost cutting efforts, we amended our Administrative Services Agreement with Holloman Corporation effective January 1, 2009. This amendment suspended and cancelled the services and fees payable to Holloman Corporation under the agreement during the eight month period beginning January 1, 2009 and ending August 31, 2009.

Our material future contractual obligations as of June 30, 2009, other than the obligations associated with our oil and gas concessions in Australia, are shown below.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Loans and Advances	$53,554	$53,554	––	––	––

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

During the six months ended June 30, 2009, we repaid $840,000 in advances payable to related parties.

On May 29, 2009, we issued 9,385,935 restricted shares of our common stock to three persons in settlement of $938,592 in loans and advances payable to these parties. The parties receiving these shares included; Holloman Corporation, a principal shareholder of the Company (6,045,218 shares for debt of $604,520), Open Bay Holdings, a Company controlled by the Company’s President (747,287 shares for debt of $74,729) and an unrelated party (2,593,430 shares for debt of $259,343).

We believe our plan of operations may require up to $11,500,000 over the twelve-month period ending June 30, 2010. We are attempting to raise investment capital and enter into joint ventures with third parties who will pay all, or a significant portion of the costs required to explore for oil and gas and otherwise fulfill the obligations required by our Australian permits.

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

As of July 31, 2009 we did not have any off balance sheet arrangements.

As of July 31, 2009 we did not have any proven oil or gas reserves and we did not have any revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties. At June 30, 2009, our interests in Australia are all classified as unproven.

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

ITEM 4T.

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2009, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

PART II -OTHER INFORMATION

ITEM 6.

EXHIBITS

Exhibit

Number	Description of Exhibits

31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION

Date: August 14, 2009	/s/ MARK STEVENSON
Mark Stevenson, Principal Executive Officer

Date: August 14, 2009	/s/ ROBERT WESOLEK
Robert Wesolek, Principal Financial and
Accounting Officer