Form 10-K/A
period 2008-12-31
HOLLOMAN ENERGY CORP
filed 2009-09-16
CIK 1324736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-K / A

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

Holloman Energy Corporation is filing this report on Form 10-K/A to its 10-K report for the year ended December 31, 2008 (the “Original 10-K”) to; (i) amend our presentation of outstanding shares on our December 31, 2007 consolidated balance sheet, (ii) display earnings per share from income and loss from continuing operations separately on our consolidated statements of operations, (iii) modify the presentation of our consolidated statements of cash flows to identify net income (loss) and the cash flows associated with discontinued operations separately within the operating, investing and financing sections of those statements, (iv) reclassify the deferred income tax recovery we recognized for the year ended December 31, 2008 to foreign exchange gain, and (v) to expand upon our disclosures concerning oil and gas properties.  For the convenience of the reader, this 10-K/A amends in its entirety the Original 10-K.

This Amendment continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained herein to reflect any events that occurred at a later date other than those set forth above . All information contained in this Amendment is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-K.

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

In May 2007 we acquired a 62.5% working interest in an Australian oil and gas exploration permit area known as Victoria Permit 60 (“Vic P60”). We paid a purchase price for the interest of $639,487 plus a 4.00% overriding royalty interest. In addition, we granted a contingent back-in working interest of 6.20% effective in the event certain performance criteria are achieved. The closing of this transaction is subject to the approval of the title transfer on the permit by the Commonwealth of Australia. In connection with our acquisition of Holloman Petroleum Pty, Ltd. (see below), we also acquired the remaining 37.5% working interest in Vic P60. We currently have a net revenue interest of a 96% in the Vic P60 permit, which comprises 1,375 square kilometers (339,769 acres) in the Bass Strait of the Gippsland Basin in Victoria, Australia. As the holder of the permit we committed to complete the work program required for Vic P60. During February 2008, a shareholder paid $660,000 to an unrelated third party to reserve the Company’s right to participate in seismic work on the Vic P60 permit. This $660,000 is classified as “Due to Related Parties” on our balance sheet. That contract was not completed. We project that seismic work and interpretation of data will require an investment of $4 to $7 million. The Permit also requires us to drill at least one well before November 2010. We estimate the cost to drill and complete that well will approximate $20 to $30 million. Our plan is to joint venture this prospect with third parties which will pay a substantial portion of the costs required to explore for oil and gas in the area covered by the permit.

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

During the year ended December 31, 2008, our general and administrative expenses increased. This growth in expense relates primarily to an increase in consulting, management and professional fees incurred in connection with capital formation and the expansion of our operations in Australia. Our foreign exchange gain of $1,091,047 for the year ended December 31, 2008 results almost entirely from the impact of the strengthening US dollar on deferred taxes payable in Australian dollars.

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

———————

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

FINANCIAL STATEMENTS

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders Equity (Deficiency)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.1	Administrative Services Agreement between Holloman Energy Corporation and Holloman Corporation including Amendment 1 to that Agreement
10.2	Share Exchange Agreement between Endeavor Energy Corporation, First Endeavor Holdings Inc .and Endeavor Canada Corporation(2)
10.3	Agreement between Endeavor Energy Corporation and Holloman Petroleum Pty. Ltd. for the purchase of assets and exchange of shares(3)
10.4	Option Agreement dated February 1, 2008 between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.5	Notice of Option Exercise dated February 15, 2008 relating to the Option Agreement between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.6	Farm Out Commitment Agreement between Holloman Energy Corporation and Holloman Oil & Gas, Ltd. (4)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(5)
21.1	As of March 15, 2009 our subsidiaries were:
First Endeavor Holdings Inc. (100% Owned)
Holloman Petroleum Pty. Ltd. (100% Owned)
Endeavor Exploration Pty. Ltd. (100% Owned)
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

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

HOLLOMAN ENERGY CORPORATION
Date:	September 16, 2009

		By:	/s/ Mark Stevenson
Mark Stevenson, President and Principal Executive Officer

		By:	/s/ Robert Wesolek
Robert Wesolek, Principal Financial and Accounting Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Mark Stevenson	September 16, 2009
Mark Stevenson, Director

/s/ J. Douglas Brown	September 16, 2009
J. Douglas Brown, Director

/s/ Eric Prim	September 16, 2009
Eric Prim, Director
/s/ Keith Macdonald	September 15, 2009
Keith Macdonald, Director

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

September 14, 2009

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

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
NIL (December 31, 2007 - 9,009,000) preferred shares	––	9
95,159,065 (December 31, 2007 - 81,219,358) common shares	95,159	81,219
Non-controlling interest	––	9,000
Additional paid in capital	20,464,301	17,903,746
Accumulated other comprehensive income (loss)	1,614	(30,870)
Deficit accumulated during the exploration stage	(2,161,900)	(2,970,152)

Total Stockholders' Equity	18,399,174	14,992,952
Total Liabilities and Stockholders' Equity	$25,492,827	$23,796,890

The accompanying notes are an integral part of these consolidated financial statements

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Restated – Note 12)

	Cumulative results from May 5, 2006 to December 31, 2008

		Year Ended
		December 31, 2008	December 31, 2007
GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	$435,777	$304,907	130,870
Foreign exchange (gain)/loss	(1,083,748)	(1,091,047)	7,299
Gain on settlement of debt	(38,063)	(38,063)	––
Management fees	375,000	375,000	––
Office, travel and general	388,698	201,820	186,878
Professional fees	326,731	167,026	159,705
Salaries, wages, and benefits	86,666	––	86,666

LOSS FROM CONTINUING OPERATIONS	(491,061)	80,357	(571,418)

LOSS FROM DISCONTINUED OPERATIONS	(2,454,637)	(55,902)	(936,327)

GAIN ON DISPOSAL OF ENDEAVOR	783,868	783,868	––

INCOME ( LOSS)	$(2,161,830)	$808,323	$(1,507,745)

BASIC AND DILUTED NET LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE		$(0.00)	$(0.01)

BASIC AND DILUTED NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE		$(0.00)	$(0.01)

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE		$0.01	$(0.02)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		$85,860,458	$63,743,997

The accompanying notes are an integral part of these consolidated financial statements

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

From May 5, 2006 (Inception) to December 31, 2008

	Common Shares		Preferred Shares		Additional		Deficit Accumulated During	Total
	Number		Number		Paid In	Comprehensive	Exploration	Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Income/(Loss)	Stage	Equity
Issuance of common shares to to founder, May 2006	100	$1	––	$––	$––	$––	$––	$1
Foreign currency translation						13,987		13,987
Net loss for the 8 month period ended December 31, 2006	––	––	––	––	––	––	(1,462,407)	(1,462,407)

Balance, December 31, 2006	100	1	––	––	––	13,987	(1,462,407)	(1,448,419)
Issued in connection with the acquisition of ECC in August 2007	––	––	9,009,000	9,009	(9,000)	––	––	9

Adjustment to give effect to acquisition of ECC in August, 2007	61,466,203	61,466	––	––	329,766	––	––	391,232
Shares of ECC acquired by legal parent	(100)	(1)	––	––	––	––	––	(1)
Issued at $1.50 per share in August 2007 on conversion of ECC debentures	1,093,155	1,093	––	––	1,638,640	––	––	1,639,733
Issued for cash at $1.00 per share	60,000	60	––	––	59,940	––	––	60,000
Issued for property at $0.86 per share	18,600,000	18,600	––	––	15,884,400	––	––	15,903,000
Foreign currency translation						(44,857)		(44,857)
Net loss for the year ended December 31, 2007	––	––	––	––	––	––	(1,507,745)	(1,507,745)

Balance, December 31, 2007	81,219,358	$81,219	9,009,000	$9,009	$17,903,746	$(30,870)	$(2,970,152)	$14,992,952
Write Off Accumulated Comprehensive Income from ECC operations to Extraordinary Gain						31,265	(71)	31,194
Preferred shares cancelled on divestiture of ECC February 2008			(6,506,500)	(6,506)				(6,506)

Conversion of preferred shares to common stock	2,502,500	2,503	(2,502,500)	(2,503)				––
Investment Units issued for cash at $0.30 per unit	2,766,668	2,767			744,233			747,000
Investment Units Issued for cash at $0.255 per unit	6,664,706	6,664			1,618,335			1,624,999
Management fees converted to common stock	2,005,833	2,006			197,987			199,993
Foreign currency translation						1,219		1,219
Net income for the year ended December 31, 2008	––	––	––	––	––	––	808,323	808,323

Balance, December 31, 2008	95,159,065	95,159	––	––	20,464,301	1,614	(2,161,900)	18,399,174

The accompanying notes are an integral part of these consolidated financial statements

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Restated – Note 12)

	Cumulative results from May 5, 2006 to December 31, 2008

		Year Ended
		December 31, 2008	December 31, 2007
OPERATING ACTIVITIES
Net (loss) income	$(2,161,900)	$808,323	$(1,507,745)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Cash used by discontinued operations	1,729,701	29,135	575,326
Gain on disposal of Endeavor	(783,868)	(783,868)	––
Gain from settlement of indebtedness	(63,063)	(63,063)	––
Management fees paid in common shares	200,000	200,000	––
Foreign exchange (gain)/ loss	(1,128,605)	(1,091,048)	7,299
Interest accrued and financing costs	––	––	(37,558)
Changes in non-cash working capital items
Accounts receivable	(2,838)	(2,838)	––
Prepaid expenses and deposits	(5,375)	(5,375)	––
Accounts payable and accrued liabilities	350,501	5,650	344,852
Cash used by operations	(1,865,447)	(903,084)	(617,826)

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	––	––
Common stock issued for cash	2,432,001	2,372,000	60,000
Loans payable	50,567	(35,100)	93,021
Due to related parties	2,183,831	1,025,415	1,158,415
Cash provided by financing activities	6,666,660	3,362,315	1,311,436

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	––	133,607
Petroleum and natural gas expenditures	(962,685)	(695,233)	(267,452)
Cash acquired on acquisition	12,696	––	12,696
Deposit on acquisition	(639,487)	––	(639,487)
Repayment of advances to shareholder	––	––	(131,735)
Cash used by investing activities	(3,037,215)	(695,233)	(892,371)

CHANGE IN CASH	1,763,998	1,763,998	(198,761)
CASH, BEGINNING	––	––	198,761
CASH, ENDING	$1,763,998	$1,763,998	$––

SUPPLEMENTAL DISCLOSURE:
Interest paid	$9,908	$––	$9,908
Income taxes paid	$––	$––	$––

NON-CASH ACTIVITIES:
Shares issued on conversion of management fees	$200,000	$200,000	$––
Shares issued on conversion of liabilities	$1,639,733	$––	$1,639,733
Shares issued for property acquired	$15,903,000	$––	$15,903,000

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

4.

OIL AND GAS PROPERTIES

All of the Company’s oil and gas properties are located in Australia and are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion. The Company intends to acquire additional seismic data and begin drilling exploratory wells on our properties with 24 months. As a result, the Company anticipates depletion of these properties will begin during fiscal year 2011. The costs incurred in oil and natural gas property acquisition and exploration activities are summarized as follows:

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

On November 21, 2007, the Company purchased seven Australian oil and gas interests. This purchase was facilitated by the acquisition of Holloman Petroleum Pty. Ltd., a privately held Australian-based company, for 18,600,000 shares of the Company's common stock with a fair market value of $15,903,000. The interests are located in the Cooper basin, in the State of South Australia, in the Gippsland basin, in the State of Victoria, and in the Barrow sub-basin, in the State of Western Australia. In connection with the acquisition, the Company also acquired the remaining 37.5% working interest in the Vic P60 permit. During February 2008, a shareholder paid $660,000 to an unrelated third party to reserve the Company’s right to participate in a seismic study for the Vic P60 permit.  This $660,000 is included in the category “Due to Related Parties” on the Company’s balance sheet.  On January 22, 2009, the Australian government extended the time frames within which the Company must complete the Vic P60 seismic work and interpretation. The revised work program required completion of the seismic work by January 28, 2009. Due to current economic conditions, the Company was unable to complete the seismic work and is seeking an additional extension of time to complete these obligations.

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

10.

INCOME TAXES

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2008	Year Ended December 31 2007
Statutory tax rates	35%	35%
Expected recovery of income taxes at statutory rates	$(98,882)	$(543,000)
Increase (reduction) in income taxes resulting from:
Permanent differences and other	30,783	21,000
Foreign exchange rate and tax rate differences	(53,824)	(35,000)
Valuation allowance change	121,923	557,000
Provision for income taxes	$––	$––

The significant components of deferred income tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Deferred income tax assets:
Canadian non-capital loss carryforwards	$––	$379,000
US net operating loss carryforwards	534,000	196,000
Australian operating loss carryforwards	29,000	18,000
US loan receivable	544,000	––
Property and equipment, Canada	––	3,000
Petroleum and natural gas properties , Canada	––	378,000
Total deferred income tax assets	1,107,000	974,000
Less: valuation allowance	(1,078,000)	(956,000)
Deferred income tax assets, net	$29,000	$18,000
Petroleum and natural gas properties, Australia	$(5,115,000)	$(6,195,000)
Deferred income tax liabilities, net	$(5,086,000)	$(6,177,000)

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

The Company amended its Administrative Services Agreement with Holloman Corporation effective January 1, 2009 (see Note 7).

12.

RESTATEMENT

The Company has restated its financial statements for the years ending December 31, 2008 and 2007.

The effect on the Company’s financial statements are as follows:

Consolidated Balance Sheets

For the years ended December 31, 2009, the preferred shares of FEH under Stockholders equity have been reclassified as non-controlling interest to comply with ARB 51 and FAS 160.

Consolidated Statements of Operations

	As At December 31, 2008
	Before adjustment $	Adjustment $	After adjustment $
Foreign exchange (gain) loss	(203)	(1,090,844)	(1,091,047)
Deferred income tax recovery	(1,090,844)	1,090,844	—

Consolidated Statements of Cash Flows

	As At December 31, 2008
	Before adjustment $	Adjustment $	After adjustment $
Operating Activites -
Foreign exchange (gain) loss	(203)	(1,090,844)	(1,091,047)
Deferred income tax recovery	(1,090,844)	1,090,844	—

	Cumulative
	Before adjustment $	Adjustment $	After adjustment $
Operating Activites -
Foreign exchange (gain) loss	(37,761)	(1,090,844)	(1,128,605)
Deferred income tax recovery	(1,090,844)	1,090,844	—

Financing Activities –
Financing activities from discontinued operations
Convertible debentures issued	—	2,000,261	2,000,261
Loans payable	1,500,000	(1,500,000)	—

Investing Activities –
Investing activities from discontinued operations
Equipment acquired	—	(1,447,739)	(1,447,739)
Petroleum and gas expenditures	(23,490)	23,490	—
Deposits	(2,335,106)	1,372,421	(962,685)
	(51,828)	51,828	—