Form 10-Q/A
period 2009-03-31
HOLLOMAN ENERGY CORP
filed 2009-09-16
CIK 1324736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q / A

Amendment Number 1

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

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative results from May 5, 2006 to March 31, 2009	Three Months Ended
		March 31, 2009	March 31, 2008
GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	$525,801	$90,024	$78,525
Foreign exchange (gain)/loss	(1,082,240)	1,507	(117)
Gain on settlement of debt	(38,063)	––	––
Management fees	425,000	50,000	––
Office, travel and general	402,135	13,437	38,786
Professional fees	332,313	5,583	53,701
Salaries, wages, and benefits	86,666	––	––

LOSS FROM CONTINUING OPERATIONS	(651,612)	(160,551)	(170,895)

LOSS FROM DISCONTINUED OPERATIONS	(2,454,637)	––	(55,903)

GAIN ON DISPOSAL OF ENDEAVOR	783,868	––	783,868

NET INCOME (LOSS)	$(2,322,381)	$(160,551)	$557,070

BASIC AND DILUTED NET LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)

BASIC AND DILUTED NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE		$0.00	$(0.00)

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE		$(0.00)	$0.01

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		95,159,065	81,219,358

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION

(A Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative Results from May 5, 2006 to March 31, 2009	Three Months Ended
		March 31, 2009	March 31, 2008
OPERATING ACTIVITIES
Net income (loss)	$(2,322,450)	$(160,551)	$557,070
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Cash used by discontinued operations	1,729,701	––	29,135
Gain on disposal of Endeavor	(783,868)	––	(783,868)
Gain from Settlement of indebtedness	(63,062)	––	—
Management fees paid in stock	200,000	––	––
Foreign exchange (gain)/ loss	(1,127,098)	1,507	––
Interest accrued and financing costs	––	––	117
Provision for impairment of oil and gas properties	––	––	700
Changes in non-cash working capital items
Accounts receivable	(2,817)	21	––
Prepaid expenses and deposits	(35,368)	(29,992)	(21,250)
Accounts payable and accrued liabilities	305,426	(45,075)	57,970
Cash used by continuing operations	(2,099,536)	(234,090)	(160,126)

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	––	––
Common stock issued for cash	2,432,001	––	––
Loans payable	50,567	––	––
Due to related parties	1,348,831	(835,000)	820,126
Cash provided by financing activities	5,831,660	(835,000)	820,126

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	––	––
Petroleum and natural gas expenditures	(969,766)	(7,080)	(660,000)
Cash acquired on acquisition	12,696	––	––
Deposit on acquisition	(639,487)	––	––
Cash used by investing activities	(3,044,296)	(7,080)	(660,000)

CHANGE IN CASH	687,828	(1,076,170)	––
CASH, BEGINNING	––	1,763,998	––
CASH, ENDING	$687,828	$687,828	$––

SUPPLEMENTAL DISCLOSURE:
Interest paid	$9,908	$––	$––
Income taxes paid	$––	$––	$––

NON-CASH ACTIVITIES:
Shares issued on conversion of management fees	$200,000	$––	$––
Shares issued on conversion of liabilities	$1,639,733	$––	$––
Shares issued for property acquired	$15,903,000	$––	$––

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

Holloman Energy Corporation is filing this Form 10-Q/A to its Form 10-Q for the quarter ended March 31, 2009 that was originally filed with the Securities and Exchange Commission (“SEC”) on May 15, 2009 (the “Original 10-Q”) to; (i) display earnings per share from income and loss from continuing operations separately on our consolidated statements of operations, (iii) modify the presentation of our consolidated statements of cash flows to identify net income (loss) and the cash flows associated with discontinued operations separately within the operating, investing and financing sections of those statements, and (v) to expand upon our disclosure concerning a shareholder’s payment of seismic fees on our behalf. For the convenience of the reader, this 10-Q/A amends in its entirety the Original 10-Q.

This 10-Q/A continues to speak as of the date of the Original 10-Q, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than those set forth above . All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-Q.

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

HOLLOMAN ENERGY CORPORATION

Date: September 16, 2009	/s/ MARK STEVENSON
Mark Stevenson, Chief Executive Officer

Date: September 16, 2009	/s/ ROBERT WESOLEK
Robert Wesolek, Chief Financial Officer
and Principal Accounting Officer