Form 10-Q
period 2009-09-30
HOLLOMAN ENERGY CORP
filed 2009-11-13
CIK 1324736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑

Class of Stock	No. Shares Outstanding	Date
Common	104,745,000	November 10, 2009

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash	$398,543	$1,763,998
Other receivable	3,367	2,838
Prepaid expenses and deposits	8,147	5,375
	410,057	1,772,211

Oil and gas properties, full cost method, unproven	18,976,804	23,081,129

Deposit on acquisition	639,487	639,487

Total Assets	$20,026,348	$25,492,827

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$129,257	$175,351
Loans payable	––	259,343
Due to related parties	53,554	1,572,803
	182,811	2,007,497

Deferred tax liability	5,133,750	5,086,156

Total Liabilities	5,316,561	7,093,653

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
104,745,000 common shares (95,159,065 at December 31, 2008)	104,745	95,159
Additional paid in capital	22,269,477	20,464,301
Accumulated other comprehensive income (loss)	(3,148)	1,614
Deficit accumulated during the exploration stage	(7,661,287)	(2,161,900)

Total Stockholders' Equity	14,709,787	18,399,174

Total Liabilities and Stockholders' Equity	$20,026,348	$25,492,827

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results from May 5, 2006 to September 30,	3 Months Ended September 30,		9 Months Ended September 30,
	2009	2009	2008	2009	2008
CONTINUING OPERATIONS
Consulting	$643,613	$54,959	$68,925	$207,836	$201,275
Foreign exchange (gain)/loss	214,947	1,295,762	(571)	1,298,695	(800)
(Gain) loss on settlement of debt	(40,026)	(1,963)	15,828	(1,963)	(28,456)
Management and directors fees	584,025	159,025	125,000	209,025	150,000
Stock-based compensation expense	764,168	764,168	––	764,168	-
Office, travel and general	435,539	13,778	49,302	46,772	131,810
Professional fees	393,576	44,796	25,545	66,844	117,502
Salaries, wages, and benefits	86,666	––	––	––	––

General and Administrative Expenses	(3,082,508)	(2,330,525)	(284,029)	(2,591,377)	(571,331)

Loss from write down of oil and gas properties	(2,908,010)	––	––	(2,908,010)	––

Loss from Continuing Operations	(5,990,518)	(2,330,525)	(284,029)	(5,499,387)	(571,331)

DISCONTINUED OPERATIONS
Net loss from discontinued operations	(2,454,637)	––	––	––	(55,903)
Gain on disposal of Endeavor	783,868	––	––	––	783,868

Loss from Discontinued Operations	(1,670,769)	––	––	––	727,965

NET INCOME (LOSS)	$(7,661,287)	$(2,330,525)	$(284,029)	$(5,499,387)	$156,634

BASIC AND DILUTED NET (LOSS) INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE		$(0.02)	$(0.00)	$(0.06)	$(0.01)

BASIC AND DILUTED NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$0.01

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE		$(0.02)	$(0.00)	$(0.06)	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		104,645,000	86,448,309	97,225,607	86,158,953

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION

(A Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results from May 5, 2006 to September. 30,	9 Months Ended September 30,
	2009	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(7,661,287)	$(5,499,387)	$156,634
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Cash used by discontinued operations	1,729,701	––	29,135
Gain on disposal of Endeavor	(783,868)	––	(783,868)
Gain from settlement of indebtedness	(65,026)	(1,963)	(50,388)
Stock-based compensation and fee payments	1,076,168	876,168	50,000
Unrelaized foreign exchange (gain) loss	162,483	1,291,087	(228)
Provision for impairment of oil and gas properties	2,908,010	2,908,010	––
Changes in non-cash working capital items
Other receivable	(3,367)	(529)	837
Prepaid expenses and deposits	(8,147)	(2,772)	(8,500)
Accounts payable and accrued liabilities	304,407	(46,094)	(76,851)

Cash used by operations	(2,340,926)	(475,480)	(683,229)

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	––	––
Common stock issued for cash	2,432,001	––	2,372,000
Loans payable	50,567	––	(35,100)
Due to related parties	1,343,829	(840,000)	1,174,841
Cash provided by (used in) financing activities	5,826,658	(840,000)	3,511,741

INVESTING ACTIVITIES
Investing Activities from discontinued operations	(1,447,739)	––	––
Petroleum and natural gas expenditures	(1,012,659)	(49,975)	(676,564)
Cash acquired on acquisition	12,696	––	––
Deposit on acquisition	(639,487)	––	––
Cash used by investing activities	(3,087,189)	(49,975)	(676,564)

CHANGE IN CASH	398,543	(1,365,455)	2,151,948
CASH, BEGINNING	––	1,763,998	––
CASH, ENDING	$398,543	$398,543	$2,151,948

SUPPLEMENTAL DISCLOSURE:
Interest paid	$9,908	$––	$––
Income taxes paid	$––	$––	$––

NON-CASH ACTIVITIES:
Shares issued on conversion of management fees	$200,000	$––	$50,000
Shares issued on conversion of liabilities	$2,578,325	$938,592	$––
Shares issued for property acquired	$15,903,000	$––	$––

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1.

BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K/A, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K/A. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Subsequent Events

We evaluated events occurring between the end of our fiscal quarter, September 30, 2009 and November 13, 2009 when the financial statements were issued. There were no subsequent events which required disclosure in these financial statements.

Recently Adopted Accounting Guidance

On July 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We completed no business combinations since July 1, 2009 and the adoption of the new guidance did not have an impact on our financial statements.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have an impact on our financial statements.

On July 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have an impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

1.

BASIS OF PRESENTATION (Continued)

authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance will not have an impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this new guidance will not have an impact on our financial statements.

2.

OIL AND GAS PROPERTIES

In May 2007, the Company entered into an agreement to acquire a 62.5% working interest and contract rights in an offshore oil and gas concession in the Bass Straits in the State of Victoria, Australia, in an area known as Victoria Permit 60 (“Vic P60”).  In connection with the agreement, the Company paid $639,487 in the form of a deposit on the Vic P60 permit awaiting approval of the transfer of the permit by the Australian government. The Company has also agreed to pay a 4% overriding royalty interest on Vic P60, with an additional contingent back-in working interest of 6.2% effective in the event certain performance criteria are achieved.

On November 21, 2007, the Company purchased seven oil and gas interests in Australia. This purchase was facilitated by the acquisition of Holloman Petroleum Pty. Ltd., a privately held Australian-based company, for 18,600,000 shares of the Company's common stock with a fair market value of $15,903,000. The interests included lease concessions in the Cooper basin, in the State of South Australia, in the Gippsland basin, in the State of Victoria, and in the Barrow sub-basin, in the State of Western Australia. In connection with the acquisition, the Company acquired the remaining 37.5% working interest in the Vic P60 permit. On January 22, 2009, the Australian government extended the time frame within which the seismic work on Vic P60 must be completed to January 28, 2009.

On March 7, 2008, the Company entered into a contingent agreement with Holloman Oil & Gas Limited (“HOG”), an Australian corporation, which granted HOG the Company’s two-thirds working interest in the PEL 112 permit.  To earn its working interest, HOG agreed to:

•

Fund the costs required to drill, and if warranted, complete three wells on the PEL 112 within the timeframes required  by the permit work programs; and

•

Pay the Company a 1.33% overriding royalty on gross revenues generated from the sale of any oil or gas produced from wells drilled on the PEL 112.

In the event the contingent agreement is pursued, the Company has the right to earn up to a one-third working interest in the PEL 112 concession by paying, prior to the time any well has reached 50% of the expected total depth, the Company’s proportionate share of the cost of drilling any of the wells involved in the three-well drilling program. The Company also has the right to earn up to a one-third working interest in any future wells drilled on the PEL 112 by paying its proportionate share of the cost of drilling. Two of the Company’s directors are officers and shareholders in Holloman Corporation, which holds a 100% interest in HOG.

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

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

On June 16, 2009, the Company’s Board of Directors began deliberations concerning its offshore oil and gas permits in the Barrow sub-basin (WA-372P, WA-373P and WA-395P). The Board recognized that continued pursuit of these concessions would detract from its ability to maximize the value of its Cooper basin holdings. In total, the Barrow sub-basin permits obligated the Company to drill 12 offshore exploration wells and acquire significant amounts of 3D seismic data. Early estimates indicate the total costs to perform this required work would be in excess of $185,000,000.

On June 18, 2009, the Company requested procedural advice from the Australian government concerning a potential relinquishment of its rights in the Barrow sub-basin permits. In that regard, on August 5, 2009, the government returned a Notice of Intent to cancel those permits. On October 16, 2009, the permits were cancelled. The Company determined that the carrying value of its pool of unproven properties was impaired to the extent of the carrying value of the Barrow sub-basin leases. As a result, it has recognized a loss on the impairment of oil and gas assets of $2,908,010 in the statement of operations. Oil and gas properties have been reduced by $4,154,300 to reflect the impairment of the Barrow concessions together with the $1,246,290 decrease in deferred tax liabilities related to those assets.

On August 28, 2009 the Company retained Macquarie Tristone (“Tristone”) to assist in finding a joint venture partner to share all or part of its costs of exploring and developing its Cooper basin concessions. The Company has no obligation to accept any transaction proposed by Tristone. Under the Tristone agreement, the Company paid a non-refundable retainer fee of $22,900 and will pay an additional retainer fee of CAD$25,000 on December 1, 2009. Upon mutual verbal agreement, Tristone will begin its work period for which the Company will pay CAD$50,000 per month for a minimum and maximum of four months (total work fees CAD$200,000). The Company will also pay Tristone success fees ranging between CAD$800,000 and CAD$1,000,000 if Tristone is successful in arranging an acceptable transaction. All retainers and work fees are creditable against success fees, if success fees are incurred.

3.

LOANS PAYABLE

Loans payable consists of the following:

	September 30, 2009	December 31, 2008
Non-interest bearing loan, payable upon demand	$––	$259,343
	$––	$259,343

On May 29, 2009, the Company converted all outstanding loans payable to shares of its common stock (Note 6).

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(Unaudited)

4.

RELATED PARTY TRANSACTIONS

Non-interest bearing unsecured advances, payable upon demand to shareholders and other related parties consist of the following:

	September 30, 2009	December 31, 2008
Advances from a Company affiliated with former CEO	$––	$74,729
Advances from shareholders / Directors / former Directors	53,554	243,553
Advances from Shareholder	––	1,254,521
	$53,554	$1,572,803

During the nine months ended September 30, 2009, the Company repaid advances of $840,000 and converted $679,249 in advances to shares of its common stock (Note 6).

During the nine months ended September 2009, management fees totaling $50,000 (nine months ended September 30, 2008 - $25,000) and $47,025 (nine months ended September 30, 2008 - $0) were paid to the Company’s former Chief Executive Officer and Chief Financial Officer, respectively. The fees were incurred as compensation for services rendered in the normal course of operations and were paid at the amount established and agreed to by the related parties.

Beginning September 1, 2008, administrative services fees of $50,000 per month were payable to the Company’s principal shareholder, Holloman Corporation. These fees were to be paid on a quarterly basis in shares of the Company’s restricted common stock at the average closing price of the stock for the last 10 trading-days of the applicable monthly billing period. The agreement under which these fees are incurred can be terminated by either party with 30-days notice. Due to market conditions, Holloman Corporation’s services were generally suspended beginning in January 2009. As a result, the Company amended its Administrative Services Agreement to cancel fees payable to Holloman Corporation during the eight month period beginning January 1, 2009 and ending August 31, 2009. Effective September 1, 2009, Holloman Corporation extended the cancellation of its fees to January 1, 2010.

5.

STOCK-BASED COMPENSATION

On August 15, 2009, the Company established a Non-Qualified Stock Option Plan and a Stock Bonus Plan. The Non-Qualified Stock Option Plan (the “Option Plan”) authorizes the issuance of up to 7,200,000 shares of the Company’s common stock. Under the Stock Bonus Plan up to 300,000 shares (“Bonus Shares”) of the Company’s common stock may be issued to employees, directors, officers, consultants and advisors, provided qualifying services are rendered.

At the discretion of the Company’s Board of Directors, any option may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. Any options granted or shares issued pursuant to the Plans will be forfeited if the "vesting" schedule established at the time of the grant is not met. The Company may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner they deem appropriate, provided that any amendment, termination or suspension may not adversely affect rights or obligations with respect to options or shares previously granted.

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(Unaudited)

5.

STOCK-BASED COMPENSATION (Continued)

Issuance of Options and Bonus Shares

On August 15, 2009, the Company granted options to officers and directors under the terms shown below. The options were granted pursuant to the Option Plan.

No. of Shares Issuable Upon Exercise of Option	Exercise Price	Vesting Period	First Date Exercisable	Expiration Date
1,200,000	$0.70	None	8/15/2009	8/15/2012
1,200,000	$0.80	1 Year	8/15/2010	8/15/2012
1,200,000	$1.00	1 Year	8/15/2010	8/15/2014
1,200,000	$1.20	2 Years	8/15/2011	8/15/2014
4,800,000

The Company records stock-based compensation expense in the financial statements using the fair value method. The fair value of share-based compensation for stock options is determined using the Black-Scholes option valuation model at the time of grant. In applying the Black-Scholes model, the Company used an expected stock price volatility of 154%, a risk-free rate of 3.5% and annual dividend rate of 0%.

On August 15, 2009, the Company issued 200,000 shares of its common stock to officers and directors pursuant to the Stock Bonus Plan. The fair value for shares of common stock given as compensation is the average market price of the stock for the 10-day period preceding the date of grant. The 200,000 Bonus Shares had a value of $0.56 per share at the date of grant and vested immediately. The Company recognized non-cash management and director’s fees of $112,000 related to the Bonus Shares in the statements of operations.

Of the 4,800,000 options granted under the Option Plan, 1,200,000 3-year options with a grant-date fair market value of $0.48 per option and an exercise price of $0.70 each, vested immediately. The Company recognized a non-cash expense of $574,563 related to those options in the statements of operations. The remaining 3,600,000 non-vested options outstanding at September 30, 2009 had a weighted average exercise price of $1.00. Of the total non-cash cost related to non-vested options $189,605 has been expensed as of September 30, 2009. The remaining $1,642,000 will be expensed; $379,000 during the fourth quarter of 2009, $1,066,000 during fiscal year 2010, and $197,000 during fiscal year 2011. There were no stock options which expired or were forfeited during the nine months ended September 30, 2009

On August 15, 2009, the Company also issued its officers and directors fractional participation in a 2% net revenue interest in wells drilled by the Company on its lands in the Cooper basin. These participation units represent a 0.454% interest in the Company’s Cooper basin revenues, after all royalties, exploration expenses, operating costs and capital investments associated with the Cooper basin have been recovered. In management’s opinion no value can be assigned to these revenue interests, as any valuation is currently non-estimable

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2009

(Unaudited)

6.

COMMON STOCK

On May 29, 2009, the Company issued 9,385,935 restricted shares of its common stock in settlement of $938,592 in loans and advances payable. The parties receiving these shares included; Holloman Corporation, a principal shareholder of the Company (6,045,218 shares for debt of $604,520), Open Bay Holdings Ltd., a Company controlled by the Company’s former Chief Executive Officer (747,287 shares for debt of $74,729) and an unrelated party (2,593,430 shares for debt of $259,343) (Notes 3 and 4).

On August 15, 2009, the Company issued 200,000 shares of its common stock as compensation under a Stock Bonus Plan (Note 5).

Subsequent to September 30, 2009, the Company issued 500,000 shares of its common stock, with a fair market value of $205,000, to a third party vendor as compensation for advisory and public relations services.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K /A, filed with Securities Exchange Commission on September 16, 2009, and, from time to time, in other reports we file with the U.S. Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited financial statements and related notes included as part of this report and our Form 10-K /A, for the year ended December 31, 2008 filed with Securities Exchange Commission on September 16, 2009.

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

For accounting purposes, our acquisition of Endeavor Canada constituted a recapitalization and the acquisition was accounted for similar to a reverse merger whereby Endeavor Canada was deemed to have acquired us. As a result, our financial statements reflect the historical operations of Endeavor Canada prior to the merger, and our joint operations for the period from August 3, 2007, the merger date, through February 15, 2008, the date on which we divested of our interest in Endeavor Canada.

Following the acquisition of Endeavor Canada, we paid $1,640,000 in principal and accrued interest to Endeavor Canada’s note holders with 1,093,155 shares of our restricted common stock.

On February 15, 2008 we sold Endeavor Canada to Mr. King and transferred all outstanding shares of Endeavor Canada to Mr. King.  In consideration for the transfer of these shares, the 6,500 shares of our Series A Preferred stock and the 6,500,000 Class A Preferred shares of First Endeavor Holdings previously issued to Mr. King were returned to us and cancelled.  At the time of the sale to Mr. King, the assets of Endeavor Canada included all of our Canadian oil and gas properties. We have recognized net losses from the discontinued operations of Endeavor Canada totaling $2,454,637 and an extraordinary gain upon the divestiture of Endeavor Canada of $783,868.

During June 2008 the holders of the remaining 2,500 shares of our Series A Preferred stock and the remaining 2,500,000 shares of the Class A preferred stock of First Endeavor Holdings converted their shares into 2,502,500 shares of our common stock.

Oil and gas properties

In May 2007 we acquired a 62.5% working interest in an Australian oil and gas exploration permit area known as Victoria Permit 60 (“Vic P60”) which comprises 1,375 square kilometers (339,769 acres) in the Bass Strait of the Gippsland Basin in Victoria, Australia. We paid cash of $639,487, plus a 4.00% overriding royalty for our interest. In addition, we granted a contingent back-in working interest of 6.20% effective in the event certain performance criteria are achieved. The closing of this transaction is subject to the approval of the title transfer of the permit by the Commonwealth of Australia. In connection with our acquisition of Holloman Petroleum Pty, Ltd. (see below), we also acquired the remaining 37.5% working interest in Vic P60. We currently have a net revenue interest of a 96% in the Vic P60 permit.

On November 21, 2007 we acquired Holloman Petroleum Pty. Ltd. for 18,600,000 shares of our common stock. Holloman Petroleum’s assets consisted of working interests, varying between 37.5% and 100%, in seven oil and gas permits awarded by the Australian government, including the remaining 37.5% working interest in the Vic P60 permit. These permits, had terms expiring between October 2010 and June 2013, and covered 4,554 square kilometers (1,125,317 acres) of land in the Cooper basin, 1,375 square kilometers (339,769 acres) in the offshore Gippsland basin and 1,214 square kilometers (299,985 acres) in the offshore Barrow sub-basin. We are obligated to pay 4.77% in royalties on revenues generated by our operations in the Cooper basin. We surrendered our lease rights in the Barrow sub-basin effective October 16, 2009.

On March 7, 2008 we entered into a contingent agreement with Holloman Oil & Gas Limited (“Holloman Oil & Gas”) which granted Holloman Oil & Gas the right to earn our two-thirds working interest in the PEL 112 permit, which covers approximately 2,196 square kilometers (542,643 acres) in the Cooper basin of Australia. To earn this working interest, Holloman Oil & Gas agreed to:

1.

Fund the costs required to drill, and if warranted, complete three wells on the PEL 112 within the timeframes required by the permit work program; and

2.

Pay us a 1.33% overriding royalty on gross revenues generated from the sale of any oil or gas produced from wells drilled on the PEL 112.

In the event the contingent agreement is pursued, we have the right to earn up to a one-third working interest in the PEL 112 concession by paying, prior to the time any well has reached 50% of the expected total depth, our proportionate share of the cost of drilling any of the wells involved in the three-well drilling program. We also have the right to earn up to a one-third working interest in any future wells drilled on the PEL 112 (over and above the initial three-well drilling program) by paying our proportionate share of the cost of drilling the wells.

In March 2008 Holloman Oil & Gas drilled its first exploratory well on PEL 112. The well was drilled to approximately 6,000 feet and was a dry hole. The terms of the PEL 112 permit and the related permit covering lands in the Cooper basin require us to drill two additional wells prior to June 10, 2013.

On June 11, 2008 the Australian government consolidated two of our oil and gas permits (PEL 108 and PEL 109) into one permit (PEL 444). In connection with that consolidation, the government also extended the lease term and associated work programs for that permit and PEL 112 by five years. Under Australian Law, at the end of each five year term, one third of the area covered by a petroleum exploration license must be relinquished. During June 2008, we identified and relinquished one-third of the acreage covered by PEL 112 and PEL 444 to the Australian government.

On January 22, 2009, the Australian government extended the time frame within which the seismic work on Vic P60 must be completed to January 28, 2009.  We have received verbal assurance that the Australian government will forebear from taking any action with respect to our Vic P60 lease rights while we attempt to complete seismic acquisition agreements in late 2009.

On June 16, 2009, our Board of Directors began deliberations concerning our offshore oil and gas permits in the Barrow sub-basin (WA-372P, WA-373P and WA-395P). The Board recognized that continued pursuit of these concessions would detract from the resources required to maximize the value of our Cooper basin holdings. In total, the Barrow sub-basin permits obligated us to drill 12 offshore exploration wells and acquire significant amounts of 3D seismic data. Early estimates indicate the total costs to perform this required work would be in excess of $185,000,000. Despite our best efforts, we were unable to identify a joint venture partner willing to undertake these obligations and we felt it was unlikely that we will do so in the current economic climate. As a result, our Board agreed it would be in our best interest to voluntarily relinquish our lease rights on the Barrow concessions.

On June 18, 2009 we requested procedural advice from the Australian government concerning a potential relinquishment of our rights on the Barrow sub-basin permits. In that regard, on August 5, 2009 the government returned a Notice of Intent to Cancel those permits. On October 16, 2009 the permits were cancelled. We determined that the carrying value of our pool of unproven properties was impaired to the extent of the carrying value of the Barrow sub-basin leases. As a result, we have recognized a loss on the write-off of oil and gas assets of $2,908,010 in the statement of operations which accompanies this report. Our oil and gas property carrying value has been reduced by $4,154,300 to reflect the write-off of our Barrow concessions together with the $1,246,290 decrease in deferred tax liabilities related to those assets.

Encouraged by drilling success on the permits abutting our Cooper basin holdings, our Board of Directors has realigned and expanded our executive team. During June and July 2009 we added three new senior executives and appointed one new member to our Board of Directors.

In addition, on August 28, 2009 we retained Macquarie Tristone (“Tristone”) to assist us in finding a joint venture partner to share all or part of the costs of exploring and developing our Cooper basin concessions. We are not under any obligation to accept any transaction proposed by Tristone. We have also expanded independent engineering research on our Cooper basin assets.

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

Total consulting, management, office, travel and professional expenses for the three and nine months ended September 30, 2009 decreased by approximately $108,000 (40%) and $182,000 (30%), respectively, when compared to the same periods during 2008. In largest part, this decrease relates to a reduction in international travel expense and fees incurred in connection with our wrap-up and divestiture of Endeavor Canada during 2008. We anticipate an increase in these administrative costs as we escalate activity in connection with our Australian assets.

During the nine months ended September 30, 2009 we recognized a loss on the impairment of carrying value on our pool of our unproven oil and gas assets of $2,908,010 related to relinquishment of our Barrow sub-basin concessions. As a result of the rapid strengthening of the Australian Dollar against the US Dollar we also recognized approximately $1,294,000 in non-cash foreign exchange losses related to deferred taxes payable to the Australian government.

On August 15, 2009, we established a Non-Qualified Stock Option Plan and a Stock Bonus Plan (see Note 5 in the accompanying Financial Statements). In connection with the plans we recognized non-cash, stock-based compensation expense of $876,168 during the three and nine month periods ended September 30, 2009. This compensation expense included non-cash director’s fees of $70,000 and non-cash management fees paid to officers of $42,000.

Financial Condition, Liquidity and Capital Resources

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies are in a recession which continues to inhibit investment liquidity. Though improved, fluctuating oil and gas prices provide additional uncertainty in capital markets. Our access to capital, as well as that of our partners and contractors, could be limited due to tightened credit markets and may inhibit the formation of exploration ventures and consortiums. As a result, the development of our property interests may be delayed due to financial constraints.

Further, our oil and gas leases are highly sensitive to the market price of oil and the availability of capital required to fulfill our lease obligations in a timely manner. In the event capital remains unavailable for an extended period, the value of our oil and gas leases may be impaired.

We project that initial seismic acquisition, interpretation of data and related work on our Vic P60 and Cooper basin permits will require an investment of up to $5 to $7 million prior to September 30, 2010. Further, our permits require us to drill one well on the Vic P60 permit before November 2010. Early estimates set the cost of Vic P60 drilling at more than $30,000,000. We are in the process of requesting an extension from the Australian government with respect to that drilling obligation. .

If we elect to drill all the wells and perform all other work required by all of our permits, very early estimates suggest that the total costs may approximate $12,500,000 during the twelve months ending September 30, 2010 and up to $55,000,000 over the terms of the permits. We intend to joint venture our work program obligations with third parties which will pay all, or a significant portion, of the costs required to explore for oil and gas in the area covered by our permits. We are currently engaged in discussions with a number of potential joint venture candidates regarding the initial drilling obligations on our Cooper and Gippsland leases.

At September 30, 2009, we had an advance payable to a former Director in the amount of $53,554 This and past advances were used to support our operations in Australia, maintain fund raising efforts, and pay general and administrative expenses. All advances have been unsecured and non-interest bearing.

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

As part of our cost cutting efforts, we amended our Administrative Services Agreement with Holloman Corporation effective January 1, 2009. This amendment suspended and cancelled the services and fees payable to Holloman Corporation under the agreement during the eight month period beginning January 1, 2009 and ending August 31, 2009. Effective September 1, 2009, Holloman Corporation extended the cancellation of its fees to January 1, 2010.

Our material future contractual obligations as of September 30, 2009, other than the obligations associated with our oil and gas concessions in Australia, are shown below.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Loans and Advances	$53,554	$53,554	––	––	––

On August 28, 2009 we retained Tristone to assist us in finding a joint venture partner to share all or part of the costs of exploring, and developing our Cooper basin concessions. We have agreed to pay Tristone work fees of up to CAD$300,000, depending on the extent of services provided, and fees ranging between CAD$800,000 and CAD$1,000,000 if Tristone is successful in arranging a transaction acceptable to us. We are not under any obligation to accept any transaction proposed by Tristone.

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

During the nine months ended September 30, 2009, we repaid $840,000 in advances payable to related parties.

On May 29, 2009, we issued 9,385,935 restricted shares of our common stock to three persons in settlement of $938,592 in loans and advances payable to these parties. The parties receiving these shares included; Holloman Corporation, a principal shareholder of the Company (6,045,218 shares for debt of $604,520), Open Bay Holdings, a Company controlled by the Company’s former Chief Executive Officer (747,287 shares for debt of $74,729) and an unrelated party (2,593,430 shares for debt of $259,343).

We believe our plan of operations may require up to $13,500,000 over the twelve-month period ending September 30, 2010. We are attempting to raise investment capital and enter into joint ventures with third parties who will pay all, or a significant portion of the costs required to explore for oil and gas and otherwise fulfill the obligations required by our Australian permits.

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

As of November 10, 2009 we did not have any off balance sheet arrangements.

As of November 10, 2009 we did not have any proven oil or gas reserves and we did not have any revenues.

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

These estimates and assumptions are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

Petroleum and Natural Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible/intangible development costs including direct internal costs are capitalized to the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the carrying value of such properties are added to the capitalized cost to be depleted.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties. At September 30, 2009, our interests in Australia are all classified as unproven.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Foreign Currency Translation

Our reporting currency is the United States dollar. The functional currency of our Australian subsidiary is the Australian dollar.  The financial statements of our former Canadian subsidiary and those of our Australian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Gains and losses arising on settlement of foreign currency denominated transactions or balances or monetary liabilities payable directly by our Australian subsidiary are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. We have not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock Based Compensation

We record compensation expense in the financial statements for share based payments using the fair value method.  The fair value of share-based compensation is determined using the Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods and services received. Share-based compensation is expensed with a corresponding increase to share capital.  Upon the exercise of the stock options, the consideration paid is recorded as an increase in share capital.

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

Earnings per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Our diluted EPS figures are equal to those of basic EPS for each period since we have no dilutive stock options and warrants.

ITEM 4T.

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

HOLLOMAN ENERGY CORPORATION

Date: November 13, 2009	/s/ Mark Stevenson
Mark Stevenson, Principal Executive Officer

Date: November 13, 2009	/s/ Robert Wesolek
Robert Wesolek, Principal Financial and
Accounting Officer