Form 10-K/A
period 2008-12-31
HOLLOMAN ENERGY CORP
filed 2010-03-31
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-K / A
Amendment Number 2
________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission File Number: 000-52419

HOLLOMAN ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	77-0643398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 North Sam Houston Parkway East, Suite 600, Houston, Texas, 77060
(Address of Issuer's Principal Executive Offices, Zip Code)

Issuer’s telephone number, including area code:   (281) 260-0193

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

Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008 was approximately $20,124,072

As of March 15, 2009 the Company had 95,159,065 outstanding shares of common stock.

Holloman Energy Corporation is filing this report on Form 10-K/A to its 10-K report for the year ended December 31, 2008 (the “Original 10-K”) to; (i) amend our presentation of outstanding shares on our December 31, 2007 consolidated balance sheet and December 31, 2008 statement of stockholders equity, (ii) display operating results and  earnings per share from income and loss from continuing operations separately on our consolidated statements of operations, (iii) modify the presentation of our consolidated statements of cash flows to identify net income (loss) and the cash flows associated with discontinued operations separately within the operating, investing and financing sections of those statements, (iv) reclassify the deferred income tax recovery we recognized for the year ended December 31, 2008 to foreign exchange gain, (v) to expand upon our disclosures concerning oil and gas properties, and (vi) to modify our assessment of disclosure controls to state that such controls were not effective at December 31, 2008.  For the convenience of the reader, this 10-K/A amends in its entirety the Original 10-K.

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

We have a letter of intent with BOS APS Pte. Ltd. for the performance of a VIC P60 marine seismic study using the survey vessel BOS Angler.

Registration of Australian title transfers requires the submission of original “relevant dealings” and “title transfer applications” in the form prescribed under Section 473 of Australia’s Offshore Petroleum and Greenhouse Gas Storage Act 2006.  The process is multi-tiered, time consuming and involves several comment rounds.  We have received verbal approval as to the form and substance of the title transfer application.  We expect to complete title registration in conjunction with the execution of a final agreement with seismic service providers in early 2010.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A.    CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2008, our disclosure controls and procedures were not  effective to satisfy the objectives for which they are intended.

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

Changes in Management

The following table shows the changes in our officers and directors since January 1, 2007.

Date	Name	Appointed (A) to or Resigned (R) from Positions	Positions Appointed to Positions Resigned From
1/22/07	Douglas Blackman	A	Director
2/22/07	Douglas Blackman	R	Director
5/25/07	Adrian Crimeni	R	President, Principal Financial Officer, Secretary and Director
5/25/07	James Giachetti	R	Vice President
3/9/07	J. Douglas Brown	A	Director
5/25/07	Kelly Fielder	A	Principal Executive and Financial Officer, President, Secretary and Treasurer
8/3/07	Kelly Fielder	R	Principal Executive and Financial Officer, President, Secretary and Treasurer
8/3/07	Cameron King	A	Principal Executive and Financial Officer, Director
9/20/07	Mark Stevenson	A	Director and Secretary
9/20/07	Eric Prim	A	Director
9/21/07	David Lewis	A	Director
12/10/07	Cameron King	R	Principal Executive and Financial Officer, Director
1/4/08	Grant Petersen	A	President, Chief Executive Officer and Treasurer
1/29/09	David Lewis	R	Director

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

ITEM 11.    EXECUTIVE COMPENSATION.

The following table shows the compensation paid to our Chief Executive Officer and those executive officers that earned more than $100,000 in 2008 and 2007:

Summary Compensation Table

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Adrian Crimeni(1),
Chief Executive	2007	––	––	––	––	––	––
and Financial
Officer
Kelly Fielder(1),
Chief Executive	2007	––	––	––	––	––	––
and Financial
Officer
Cameron King(1),
Chief Executive	2007	$86,667	––	––	––	––	$86,667
and Financial
Officer
Grant Petersen(2),	2008	$175,000	––	––	––	––	$175,000
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
Chief Executive Officer,
President and Treasurer
482 – 1027 Davie Street
Vancouver, BC, Canada
Mark Stevenson	1,013,016	(3)	1.06%
Chairman – Board of Directors
8225 San Diego Street
Odessa, Texas 79765
J. Douglas Brown	5,695,293		5.85%
Director
16E Les Roseyres, Gron1882
Vaud, Switzerland
Eric Prim	436,076		0.46%
Director
4901 Polo Parkway
Midland, Texas 79705
Holloman Oil & Gas Limited	17,237,500		18.11%
Unit 8-9
88 Forrest Street
Cottesloe, WA, 6001
Australia
Holloman Corporation	32,299,953		30.66%
333 North Sam Houston Parkway East
Suite 600
Houston, Texas 77060
All Officers and Directors as a group (four persons)	61,888,309	(4)	56.94%
———————
(1)	Includes shares which may be acquired on the exercise of the warrants listed below, all of which were exercisable as of December 31, 2008.

	Shares Issuable Upon
Name	Exercise of Warrants	Exercise Price	Expiration Date
Grant Petersen*	392,157	$0.70	9/30/2011
Grant Petersen*	392,157	$2.00	9/30/2011
Mark Stevenson	196,078	$0.70	9/30/2011
Mark Stevenson	196,078	$2.00	9/30/2011
J. Douglas Brown	1,078,431	$0.70	9/30/2011
J. Douglas Brown	1,078,431	$2.00	9/30/2011
Holloman Corporation	5,098,040	$0.70	9/30/2011
Holloman Corporation	5,098,040	$2.00	9/30/2011
———————
*	Warrants are held of record by Mr. Petersen’s wife.

(2)	Includes shares held by an entity controlled by Mr. Petersen, shares held by Mr. Peterson’s wife, and shares issuable upon the exercise of warrants.
(3)	Includes 388,050 shares held directly, 232,810 shares held indirectly by entities controlled by Mr. Stevenson, and shares issuable upon the exercise of warrants.
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

The following describes the manner by which our officers, directors and principal shareholders acquired their shares of our common stock.

Grant Peterson:

Date	Number of Shares Acquired	Description of Transaction
03-07-08	4,000,000*	(1)
09-17-08	30,000	Open market purchase
10-06-08	392,157*	(2)
———————
*	Held of record by Mr. Petersen’s wife and an entity affiliated with Mr. Petersen

Mark Stevenson:

Date	Number of Shares Acquired	Description of Transaction
09-24-07	55,000	Open market purchase
10-01-07	27,000	Open market purchase
11-21-07	282,782	Acquisition of Holloman Petroleum Pty. Ltd. Mr. Stevenson, as well as a limited liability company and two trusts controlled by Mr. Stevenson, were shareholders of Holloman Petroleum Pty. Ltd.
09-17-08	60,000	Open market purchase
10-06-08	196,078	(2)

J. Douglas Brown:

Date	Number of Shares Acquired	Description of Transaction
03-07-08	2,460,000	(1)
10-06-08	1,078,431	(2)

Eric Prim:

Date	Number of Shares Acquired	Description of Transaction
9-24-07	59,000	Open market purchases
11-21-07	377,076	Acquisition of Holloman Petroleum Pty. Ltd. Mr. Prim was a shareholder of Holloman Petroleum Pty. Ltd.

Holloman Oil & Gas Ltd.:

Date	Number of Shares Acquired	Description of Transaction
11-21-07	17,237,500	Acquisition of Holloman Petroleum Pty. Ltd. Holloman Oil & Gas Ltd. was the principal shareholder of Holloman Petroleum Pty. Ltd.

Holloman Corporation:

Date	Number of Shares Acquired	Description of Transaction
03-07-08	15,000,000	(1)
09-30-08	193,050	Conversion of $50,000 in administrative service fees at $0.26 per share
10-06-08	5,098,040	(2)
12-31-08	1,812,783	Conversion of $150,000 in administrative service fees at $0.083 per share
———————
(1)	Shares were purchased in a private transaction from Adrian Crimeni, our former President and largest shareholder.

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

FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders Equity (Deficiency)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.1	Administrative Services Agreement between Holloman Energy Corporation and Holloman Corporation including Amendment 1 to that Agreement
10.2	Share Exchange Agreement between Endeavor Energy Corporation, First Endeavor Holdings Inc .and Endeavor Canada Corporation(2)
10.3	Agreement between Endeavor Energy Corporation and Holloman Petroleum Pty. Ltd. for the purchase of assets and exchange of shares(3)
10.4	Option Agreement dated February 1, 2008 between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.5	Notice of Option Exercise dated February 15, 2008 relating to the Option Agreement between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.6	Farm Out Commitment Agreement between Holloman Energy Corporation and Holloman Oil & Gas, Ltd. (4)
10.7	Sales and Purchase Agreement effective May 16, 2007 for the acquisition of a 37.5% working interest in Vic P60
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(5)
21.1	As of March 15, 2009 our subsidiaries were:
First Endeavor Holdings Inc. (100% Owned)
Holloman Petroleum Pty. Ltd. (100% Owned)
Endeavor Exploration Pty. Ltd. (100% Owned)
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
———————
(1)	Previously filed with our Form SB-2 on January 23, 2006 and incorporated by reference.
(2)	Previously filed with our Form 8-K on August 9, 2007 and incorporated by reference.
(3)	Previously filed with our Form 8-K on November 29, 2007 and incorporated by reference.
(4)	Previously filed with our Form 10-KSB on April 15, 2008 and incorporated by reference.
(5)	Previously filed with our Form 10-KSB/A on April 26, 2007 and incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION
Date:	March 30, 2010

		By:	/s/ Mark Stevenson
Mark Stevenson, President and Principal Executive Officer

		By:	/s/ Robert Wesolek
Robert Wesolek, Principal Financial and Accounting Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Mark Stevenson	March 30, 2010
Mark Stevenson, Director

/s/ J. Douglas Brown	March 30, 2010
J. Douglas Brown, Director

/s/ Eric Prim	March 30, 2010
Eric Prim, Director

/s/ Keith Macdonald	March 30, 2010
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

As discussed in Note 12, to the consolidated financial statements, the 2008 financial statements are restated to correct misstatements.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
September 14, 2009 (except for Note 12 which is of March 29, 2010)

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS	(Restated - see Note 12)
CURRENT ASSETS
Cash	$1,763,998	$––
Accounts receivable	––	14,339
Other receivable	2,838	63,386
Prepaid expenses and deposits	5,375	115,147
	1,772,211	192,872
Equipment, net	––	14,019
Oil and gas properties, full cost method, unproven	23,081,129	22,945,468
Deposit on acquisition	639,487	639,487
Other Assets	––	5,044
Total Assets	$25,492,827	$23,796,890
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$175,351	$821,903
Loans payable	259,343	585,928
Due to related parties	1,572,803	1,158,415
	2,007,497	2,566,246

Deferred tax liability	5,086,156	6,177,000
Asset retirement obligations	––	60,692
Total Liabilities	7,093,653	8,803,938
STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
NIL (December 31, 2007 - 9,009,000) preferred shares	––	9
95,159,065 (December 31, 2007 - 81,219,358) common shares	95,159	81,219
Minority interest	––	9,000
Additional paid in capital	20,464,301	17,903,746
Accumulated other comprehensive income (loss)	1,614	(30,870)
Deficit accumulated during the exploration stage	(2,161,900)	(2,970,152)

Total Stockholders' Equity	18,399,174	14,992,952
Total Liabilities and Stockholders' Equity	$25,492,827	$23,796,890

The accompanying notes are an integral part of these consolidated financial statements

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Restated – Note 12)

	Cumulative results from May 5, 2006 to December 31, 2008

		Year Ended
		December 31, 2008	December 31, 2007
GENERAL AND ADMINISTRATIVE EXPENSES	(Restated - see Note 12)	(Restated - see Note 12)
Consulting	$435,777	$304,907	130,870
Foreign exchange (gain)/loss	(1,083,748)	(1,091,047)	7,299
Gain on settlement of debt	(38,063)	(38,063)	––
Management fees	375,000	375,000	––
Office, travel and general	388, 768	201,820	186,878
Professional fees	326,731	167,026	159,705
Salaries, wages, and benefits	86,666	––	86,666

LOSS FROM CONTINUING OPERATIONS	(491, 131)	80,357	(571,418)

DISCONTINUED OPERATIONS
Net loss from discontinued operations	(2,454,637)	(55,902)	(936,327)
Gain on disposal of Endeavor	783,868	783,868	––
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	(1,670,769)	727,966	(936,327)

INCOME ( LOSS)	$(2,161 ,900)	$808,323	$(1,507,745)

BASIC AND DILUTED NET LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE		$(0.00)	$(0.01)

BASIC AND DILUTED NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE		$(0.00)	$(0.01)

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE		$0.01	$(0.02)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		$85,860,458	$63,743,997

The accompanying notes are an integral part of these consolidated financial statements

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
From May 5, 2006 (Inception) to December 31, 2008
 (Restated –  see Note  12)

	Common Shares		Preferred Shares			Additional		Deficit Accumulated During	Total
	Number		Number		Minority	Paid In	Comprehensive	Exploration	Stockholders'
	of Shares	Amount	of Shares	Amount	Interest	Capital	Income/(Loss)	Stage	Equity
Issuance of common shares to to founder, May 2006	100	$1	––	$––	$––	$––	$––	$––	$1
Foreign currency translation	––	––	––	––	––	––	13,987	––	13,987
Net loss for the 8 month period ended December 31, 2006	––	––	––	––	––	––	––	(1,462,407)	(1,462,407)

Balance, December 31, 2006	100	1	––	––	––	––	13,987	(1,462,407)	(1,448,419)
Issued in connection with the acquisition of ECC in August 2007	––	––	9,000	9	9,000	(9,000)	––	––	9

Adjustment to give effect to acquisition of ECC in August, 2007	61,466,203	61,466	––	––	––	329,766	––	––	391,232
Shares of ECC acquired by legal parent	(100)	(1)	––	––	––	––	––	––	(1)
Issued at $1.50 per share in August 2007 on conversion of ECC debentures	1,093,155	1,093	––	––	––	1,638,640	––	––	1,639,733
Issued for cash at $1.00 per share	60,000	60	––	––	––	59,940	––	––	60,000
Issued for property at $0.86 per share	18,600,000	18,600	––	––	––	15,884,400	––	––	15,903,000
Foreign currency translation							(44,857)		(44,857)
Net loss for the year ended December 31, 2007	––	––	––	––	––	––	––	(1,507,745)	(1,507,745)

Balance, December 31, 2007	81,219,358	81,219	9 ,000	9	9,000	17,903,746	(30,870)	(2,970,152)	14,992,952
Write Off Accumulated Comprehensive Income from ECC operations to Extraordinary Gain	––	––	––	––	––	––	31,265	(71)	31,194
Cancelled on divestiture of ECC February 2008	––	––	(6,500)	(6)	(6,500)	––	––	––	(6,506)

Conversion of preferred shares to common stock	2,502,500	2,503	(2,500)	(3)	(2,500)	––	––	––	––
Investment Units issued for cash at $0.30 per unit	2,766,668	2,767	––	––	––	744,233	––	––	747,000
Investment Units Issued for cash at $0.255 per unit	6,664,706	6,664	––	––	––	1,618,335	––	––	1,624,999
Management fees converted to common stock	2,005,833	2,006	––	––	––	197,987	––	––	199,993
Foreign currency translation							1,219		1,219
Net income for the year ended December 31, 2008	––	––	––	––	––	––	––	808,323	808,323

Balance, December 31, 2008	95,159,065	$95,159	––	$––	$––	$20,464,301	$1,614	$(2,161,900)	$18,399,174

The accompanying notes are an integral part of these consolidated financial statements

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Restated – Note 12)

	Cumulative results from May 5, 2006 to December 31, 2008

		Year Ended
		December 31, 2008	December 31, 2007
OPERATING ACTIVITIES	(Restated - see Note 12)	(Restated - see Note 12)
Net (loss) income	$(2,161,900)	$808,323	$(1,507,745)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Cash used by discontinued operations	1,729,701	29,135	575,326
Gain on disposal of Endeavor	(783,868)	(783,868)	––
Gain from settlement of indebtedness	(63,063)	(63,063)	––
Management fees paid in common shares	200,000	200,000	––
Foreign exchange (gain)/ loss	(1,128,605)	(1,091,048)	7,299
Interest accrued and financing costs	––	––	(37,558)
Changes in non-cash working capital items
Accounts receivable	(2,838)	(2,838)	––
Prepaid expenses and deposits	(5,375)	(5,375)	––
Accounts payable and accrued liabilities	350,501	5,650	344,852
Cash used by operations	(1,865,447)	(903,084)	(617,826)

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	––	––
Common stock issued for cash	2,432,001	2,372,000	60,000
Loans payable	50,567	(35,100)	93,021
Due to related parties	2,183,831	1,025,415	1,158,415
Cash provided by financing activities	6,666,660	3,362,315	1,311,436

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	––	133,607
Petroleum and natural gas expenditures	(962,685)	(695,233)	(267,452)
Cash acquired on acquisition	12,696	––	12,696
Deposit on acquisition	(639,487)	––	(639,487)
Repayment of advances to shareholder	––	––	(131,735)
Cash used by investing activities	(3,037,215)	(695,233)	(892,371)

CHANGE IN CASH	1,763,998	1,763,998	(198,761)
CASH, BEGINNING	––	––	198,761
CASH, ENDING	$1,763,998	$1,763,998	$––

SUPPLEMENTAL DISCLOSURE:
Interest paid	$9,908	$––	$9,908
Income taxes paid	$––	$––	$––

NON-CASH ACTIVITIES:
Shares issued on conversion of management fees	$200,000	$200,000	$––
Shares issued on conversion of liabilities	$1,639,733	$––	$1,639,733
Shares issued for property acquired	$15,903,000	$––	$15,903,000

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

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.   Costs of unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs.  If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserve, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized.   At December 31, 2008, all of the Compan y’s oil and gas interests were classified as unproven properties and were not being amortized.

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

5.    DEPOSIT ON ACQUISITION

The Company has entered into an Asset Purchase Agreement to acquire a 62.5% working interest, associated assets and contract rights in an offshore oil concession in the Bass Straits in the State of Victoria, Australia, known as Vic P60. The purchase price for the interest is $639,487 which has been paid. The closing of this transaction is subject to the receipt of the approval by the Commonwealth of Australia to transfer title of the permit. Registration of Australian title transfers requires the submission of original “relevant dealings” and “title transfer applications” in the form prescribed under Section 473 of Australia’s Offshore Petroleum and Greenhouse Gas Storage Act 2006.  The process is multi-tiered, and involves several comment rounds.

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

Each Series A Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.70 per share.  Each Series B Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $2.00 per share. All Series A and Series B Warrants issued on September 30, 2008, expire on September 30, 2011. All Series A and Series B Warrants issued during June 2008, expire on June 30, 2011. In addition, any investor exercising all of their Series A or Series B Warrants is eligible receive a prorata portion of a 2% net revenue interest in wells drilled by the Company, or on its behalf, in the Company’s concessions covering lands in the Cooper or Barrow basins of Australia. In management’s opinion no value can be assigned these revenue interests as such valuation is currently non-estimable.

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

10.    INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2008	Year Ended December 31 2007
Statutory tax rates	35%	35%
Expected recovery of income taxes at statutory rates	$274,251	$(543,000)
Increase (reduction) in income taxes resulting from:
non- deductible expenditures and other	(317,498)	21,000
Foreign exchange rate and tax rate differences	(78, 676)	(35,000)
Valuation allowance change	121,923	557,000
Provision for income taxes	$––	$––

The significant components of deferred income tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Deferred income tax assets:
Canadian non-capital loss carryforwards	$––	$379,000
US net operating loss carryforwards	534,130	196,000
Australian operating loss carryforwards	28,885	18,000
US loan receivable	543,806	––
Property and equipment, Canada	––	3,000
Petroleum and natural gas properties , Canada	––	378,000
Total deferred income tax assets	1,106,821	974,000
Less: valuation allowance	(1,077, 936)	(956,000)
Deferred income tax assets, net	$28,885	$18,000
Petroleum and natural gas properties, Australia	$(5,115 ,041)	$(6,195,000)
Deferred income tax liabilities, net	$(5,086, 156)	$(6,177,000)

In the United States, the Company had regular tax net operating losses of $1,526,087 (2007 – $560,000) that expire from 2026 through 2028. A valuation allowance of $ 534,130 (2007 - $196,000) has been applied against these losses.

In Australia, the Company had regular tax net operating losses of $96,283 (2007 - $70,000) that may be used in future years to reduce taxable income.

11.    SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company repaid $840,000 in advances to its major shareholder and certain directors.

The Company amended its Administrative Services Agreement with Holloman Corporation effective January 1, 2009 (see Note 7).

12.    RESTATEMENT

The Company has restated its financial statements for the year ending December 31, 2008. The effect on the Company’s financial statements follows:

Consolidated Balance Sheets
For the year ended December 31, 2008, the preferred shares of FEH under stockholders’ equity have been reclassified to minority interest to comply with the Company’s retrospective application of FAS 160. As a result, the classification of those preferred shares on the Consolidated Balance Sheet has been revised to read minority interest.

Consolidated Statements of Operations
The following adjustment has been made to the Consolidated Statement of Operations for the year ended December 31, 2008:
	For the Year Ended December 31, 2008
	Before adjustment $	Adjustment $	After adjustment $
Foreign exchange gain	(204)	(1,090,844)	(1,091,048)
Deferred income tax recovery	(1,090,844)	1,090,844	-

This adjustment corrects foreign exchange gain for the impact of the gain associated with the measurement of US dollars required to settle tax liabilities denominated in Australian dollars. This gain was originally recorded as a deferred income tax recovery. This correction did not affect prior years, the calculation of income (loss) per share or cumulative retained earnings.

Consolidated Statements of Cash Flows

The Consolidated Statement of Cash Flows has been revised to reflect the impact of the change made to the Consolidated Statement of Operations:

	For the Year Ended December 31, 2008
	Before adjustment $	Adjustment $	After adjustment $
Operating Activites -
Foreign exchange gain	(203)	(1,090,844)	(1,091,047)
Deferred income tax recovery	(1,090,844)	1,090,844	—

Further, the cumulative column has been adjusted to reflect the impact of the change made to the Consolidated Statement of Operations and display components of financing and investing activities from discontinued operations as separate line items as follows:
	Cumulative
	Before adjustment $	Adjustment $	After adjustment $
Operating Activites -
Foreign exchange gain	(37,761)	(1,090,844)	(1,128,605)
Deferred income tax recovery	(1,090,844)	1,090,844	—

Financing Activities –
Financing activities from discontinued operations		2,000,261	2,000,261
Convertible debentures issued	1,500,000	(1,500,000)	—
Loans payable	550,828	(500,261)	50,567

Investing Activities –
Investing activities from discontinued operations	—	(1,447,739)	(1,447,739)
Equipment acquired	(23,490)	23,490	—
Petroleum and natural gas expenditures	(2,335,106)	1,372,421	(962,685)
Deposits	(51,828)	51,828	—

Consolidated Statement of Stockholders’ Equity

For the year ended December 31, 2008, the $9,000 of FEH preferred shares has been corrected, at both their issuance and cancellation, to minority interest to comply with the Company’s retrospective application of FAS 160.