Form 10-Q/A
period 2009-06-30
HOLLOMAN ENERGY CORP
filed 2010-03-31
CIK 1324736

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑

Class of Stock	No. Shares Outstanding	Date
Common	104,545,000	August 10, 2009

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

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results
	from May 5, 2006 to June 30,	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2009	2008	2009	2008

CONTINUING OPERATIONS
Consulting	$588,654	$62,853	$53,825	$152,877	$132,350
Foreign exchange (gain)/loss	(1,080,815)	1,426	(111)	2,933	(228)
Gain on settlement of debt	(38,063)	—	(44,283)	—	(44,283)
Management fees	425,000	—	25,000	50,000	25,000
Office, travel and general	421, 762	19,557	43,721	32,994	82,507
Professional fees	348,780	16,466	38,256	22,049	91,956
Salaries, wages, and benefits	86,666	—	—	—	—
General and Administrative Expense	(751,984)	(100,302)	(116,408)	(260,853)	(287,302)

Loss from write down of oil and gas properties	(2,908,010)	(2,908,010)	—	(2,908,010)	—
Loss From Continuing Operations	(3,659,994)	(3,008,312)	(116,408)	(3,168,863)	(287,302)

DISCONTINUED OPERATIONS
Net loss from discontinued operations	(2,454,637)	—	—	—	(55,903)
Gain on disposal of Endeavor	783,868	—	—	—	783,868
Gain (Loss) from Discontinued Operations	(1,670,769)	—	—	—	727,965

NET INCOME (LOSS)	$(5,330, 763)	$(3,008,312)	$(116,408)	$(3,168,863)	$440,663

BASIC AND DILUTED NET LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE		$(0. 03)	$(0.00)	$(0. 03)	$(0.00)

BASIC AND DILUTED NET INCOME ( LOSS ) FROM DISCONTINUED OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$0. 01

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE		$(0.03)	$(0.00)	$(0.03)	$0.01

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		98,047,045	82,288,159	96,611,033	81,753,758

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results From May 5 2006 to June 30, 2009

			Six Months Ended
			June 30, 2009	June 30, 2008
OPERATING ACTIVITIES
Net (loss) income from continuing operations	$	(5,330,763)	$(3,168,863)	$440,663
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Cash used by discontinued operations		1,729,701	—	29,135
Gain on disposal of Endeavor		(783,868)	—	(783,868)
Gain from Settlement of indebtedness		(63,063)	—	(44,283)
Management fees paid in common stock		200,000	—	—
Foreign exchange gain		(1,131,538)	(2,933)	(228)
Impairment of oil and gas property		2,908,010	2,908,010	—
Changes in non-cash working capital items
Other receivable		(3,169)	(331)	837
Prepaid expenses and deposits		(14,258)	(8,883)	(14,875)
Accounts payable and accrued liabilities		293,421	(57,080)	(20,710)

Cash used by continuing operations		(2,195,527)	(330,080)	(393,329)

FINANCING ACTIVITIES
Financing activities from discontinued operations		2,000,261	—	747,000
Common stock issued for cash		2,432,001	—	—
Loans payable		50,567	—	—
Due to related parties		1,343,831	(840,000)	1,078,975
Cash provided by (used in) financing activities		5,826,660	(840,000)	1,825,975

INVESTING ACTIVITIES
Investing activities from discontinued operations		(1,447,739)	—	—
Petroleum and natural gas expenditures		(987,073)	(24,388)	(661,377)
Cash acquired on acquisition		12,696	—	—
Deposit on acquisition		(639,487)	—	—
Deposits		—	—	(25,000)

Cash used by investing activities		(3,061,603)	(24,388)	(686,377)

CHANGE IN CASH		569,530	(1,194,468)	746,269

CASH, BEGINNING		—	1,763,998	—

CASH, ENDING		$569,530	$569,530	$746,269

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

On November 21, 2007, the Company purchased seven Australian oil and gas interests. This purchase was facilitated by the acquisition of Holloman Petroleum Pty. Ltd., a privately held Australian-based company, for 18,600,000 shares of the Company's common stock with a fair market value of $15,903,000. The interests are located in the Cooper basin, in the State of South Australia, in the Gippsland basin, in the State of Victoria, and in the Barrow sub-basin, in the State of Western Australia. In connection with the acquisition, the Company acquired the remaining 37.5% working interest in the Vic P60 permit.   During February 2008, a shareholder paid $660,000 to an unrelated third party to reserve the Company’s right to participate in a seismic study for the Vic P60 permit.  This $660,000 was included in the category “Due to Related Parties” on the Company’s balance sheet. On January 22, 2009, the Australian government extended the time frame within which the seismic work on Vic P60 must be completed to January 28, 2009.

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

On June 18, 2009 the Company requested procedural advice from the Australian government concerning a potential relinquishment of its rights in the Barrow sub-basin permits. In that connection, on August 5, 2009 the government returned a Notice of Intent to cancel those permits. The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserve, based on current economic and operating conditions, (ii) the lower of cost or estimated fairvalue of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At June 30, 2009, all of the Company's oil and gas interests were classified as unproven properties and were not amortized. The Company determined that the carrying value of its pool of unproven properties was impaired to the extent of the net carrying value of the Barrow sub-basin leases.   As a result, the Company has recognized a loss on the impairment of oil and gas assets of $2,908,009 in the statement of operations. Oil and gas properties have been reduced by $4,154,299 to reflect the impairment of the Barrow concessions together with the $1,246,290 affect on deferred tax liabilities related to those assets.

3.     LOANS PAYABLE

Loans payable consists of the following:

	June 30, 2009	December 31, 2008
Non-interest bearing loan, payable upon demand	$––	$259,343
	$––	$259,343

On May 29, 2009, the Company converted all outstanding loans payable to shares of its common stock (Note 5).

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

Holloman Energy Corporation is filing this Form 10-Q/A to its Form 10-Q for the quarter ended June 30, 2009 that was originally filed with the Securities and Exchange Commission (“SEC”) on August 14, 2009 (the “Original 10-Q”) to; (i) modify the presentation of  our consolidated statements of operations to more clearly differentiate the elements of continuing and discontinued operations, (ii) modify the presentation of our consolidated statements of cash flows to identify net income (loss) and the cash flows associated with discontinued operations separately within the operating, investing and financing sections of those statements, (iii) to clarify certain oil and gas disclosures, and (iv) to modify our assessment of disclosure controls to state that such controls were not effective at June 30, 2009. For the convenience of the reader, this 10-Q/A amends in its entirety the Original 10-Q.

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

On June 18, 2009 we requested procedural advice from the Australian government concerning a potential relinquishment of our rights on the Barrow sub-basin permits. In that connection, on August 5, 2009 the government returned a Notice of Intent to Cancel those permits. The Notice provides a 30-day period during which we may show cause or provide additional information relating to our continued maintenance of the permits. We do not, however, intend to pursue an extension of our Barrow sub-basin exploration rights.   During the three months ended June 30, 2009, we determined that the carrying value of our pool of unproven properties was impaired to the extent of the carrying value of the Barrow sub-basin leases. As a result, we have recognized a loss on the write-off of oil and gas assets of $2,908,009 in the statement of operations for the three and six months ended June 30, 2009. Our oil and gas property carrying value has been reduced by $4,154,299 to reflect the write-off of our Barrow concessions together with the $1,246,290 affect on deferred tax liabilities related to those assets.

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

ITEM 4T.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2009, our disclosure controls and procedures are not effective to satisfy the objectives for which they are intended.

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

HOLLOMAN ENERGY CORPORATION

Date: March 30, 2010	/s/ Mark Stevenson
Mark Stevenson, Principal Executive Officer

Date: March 30, 2010	/s/ Robert Wesolek
Robert Wesolek, Principal Financial and
Accounting Officer