Form 10-K
period 2009-12-31
HOLLOMAN ENERGY CORP
filed 2010-03-31
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-K
______________

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).
Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on of June 30, 2009 was approximately $17,031,000

As of March 15, 2010 the Company had 107,237,820 outstanding shares of common stock.

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

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Do not place undue reliance on any forward-looking statements. They speak only to the date made. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to:

●	The impact of the current economic recession and changes in consumer and business consumption habits;

●	our ability to finance our business plan;

●	our ability to deal effectively with competition and manage our growth;

●	the success or commercial viability of our exploration and drilling plans;

●	our ability to effectively judge acquisition opportunities and integrate acquired assets.

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

Business

General

We were incorporated on May 14, 2004 in Nevada. Between May 2004 and May 2007 we were relatively inactive. We originally intended to pursue promotional merchandising, but were unable to identify a sufficient number of suitable products for redistribution. In May 2007, we redirected our focus to the acquisition, exploration, and development of oil and gas properties.  Accordingly, during July 2007, we changed our name from Dujour Products, Inc. to Endeavor Energy Corporation. On September 25, 2007 we changed our name to Holloman Energy Corporation.

All of our exploration and development efforts are concentrated in Australia. We hold working interests in exploration licenses covering 4,544 square kilometers (1.125 million gross acres) located on the western flank of Australia’s Cooper Basin.

We are currently controlled by Holloman Corporation, a Texas corporation involved in the engineering and construction of pipelines and mid-stream gas processing facilities.

We are an exploration stage company and did not participate in drilling any wells during the year ended December 31, 2009.

As of March 15, 2010 we did not have any proven oil or gas reserves and we did not have any revenue.

The acquisition and disposal of Endeavor Canada

On August 3, 2007 we acquired Endeavor Canada Corporation (“Endeavor Canada”), an Alberta corporation involved in the exploration and development of oil and gas, for 9,000 shares of our Series A Preferred stock and 9,000,000 shares of the Class A preferred stock of our wholly owned subsidiary, First Endeavor Holdings. Each Series A Preferred share was convertible into one share of our common stock and was entitled to 1,000 votes on any matter submitted to our shareholders for approval. The Class A preferred shares of First Endeavor Holdings were, at the option of the holder of the shares, convertible into 9,000,000 shares of our common stock. Cameron King, one of our former officers and directors, owned a controlling interest in Endeavor Canada at the time of this transaction and received 6,500 Series A Preferred shares and 6,500,000 First Endeavor Holdings Class A preferred shares in exchange for his shares in Endeavor Canada.

During January 2008, we determined that the oil and gas assets held by Endeavor Canada did not warrant further investment. On February 15, 2008 we disposed of our interest in Endeavor Canada. As part of this process, we transferred all outstanding shares of Endeavor Canada to Cameron King. As part of the consideration for the purchase, the 6,500 shares of our Series A Preferred stock and the 6,500,000 Class A Preferred shares of First Endeavor Holdings previously issued to Mr. King were returned to us and cancelled. At the option of the remaining preferred stockholders, the residual 2,500 shares of our Series A Preferred stock and 2,500,000 preferred shares of FEH were converted into an equivalent number of shares of our common stock during June 2008.

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

Our Australian assets

In May 2007 we acquired a 62.5% working interest in an offshore Australian oil and gas exploration permit area known as Victoria Permit 60 (“Vic P60”). We paid $639,487 in cash plus a 4.00% overriding royalty participation for this interest.

On November 21, 2007 we acquired Holloman Petroleum Pty. Ltd. (“Holloman Petroleum”) for 18,600,000 shares of our common stock. Holloman Petroleum’s assets consisted of working interests, varying between 37.5% and 100%, in seven oil and gas permits awarded by the Australian government. These permits, which had remaining terms expiring between October 2010 and June 2013, cover 4,554 square kilometers (1,125,317 acres) of land in the Cooper/Eromanga Basin and 2,589 square kilometers (639,755 acres) offshore in the Gippsland Basin and the Barrow Sub-Basin.

Onshore licenses –Cooper Basin

We hold working interests of 66.67% in two onshore Petroleum Exploration Licenses (PELs) in Australia. PEL 112 is comprised of 2,196 square kilometers (542,643 gross acres). PEL 444, which resulted from the consolidation of the PEL 108 and PEL109 permits, is comprised of 2,358 square kilometers (582,674 gross acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. We are obligated to pay 4.77% in royalties on revenues generated by operations on these licenses.

The Department of Primary Industries and Resources of South Australia reports that the Cooper Basin has sourced over 4 billion barrels of oil and 5 trillion cubic feet of recoverable gas. It has in excess 120,000 kilometers of 2-D seismic data and more than 1,200 wells in 65 oil and 20 gas fields. Our management believes that Australia provides a stable regulatory, tax and business environment.

In June 2008 the Australian government extended the lease term and associated work programs for PEL 444 and PEL 112 by five years. Under Australian Law, at the end of each five year term, one third of the area covered by a petroleum exploration license must be relinquished. During June 2008, we identified and relinquished one-third of the acreage covered by PEL 112 and PEL 444 to the Australian government.

To maintain our exploration rights in the Cooper/Eromanga Basin, the Australian Government requires that we fulfill the following minimum work commitments:

License	Description of Minimum Work Obligation	Date of Required Completion
PEL 112	Reprocessing of seismic data on hand – 2D	June 11, 2010
PEL 112	Acquisition of new seismic data – 2D (100 sq km)	June 11, 2011
PEL 112	Geological and geophysical testing	June 11, 2012
PEL 112	Drill one well	June 11, 2013
PEL 444	Reprocessing of seismic data on hand – 2D	June 11, 2010
PEL 444	Acquisition of new seismic data – 2D (200 sq km)	June 11, 2011
PEL 444	Geological and geophysical testing	June 11, 2012
PEL 444	Drill one well	June 11, 2013

The farmin agreement through which we hold our working interests in PEL 112 and PEL 444 also obligates us to fulfill the drilling commitment set forth by the Australian Government.  Early estimates indicate the costs to perform the minimum required work on the Cooper Basin licenses would range from $8.5 million to $10 million.

Based on technical recommendations, however, we intend to pursue the acquisition of a combination of 3-D and 2-D seismic data on our leases. Our current exploration plan also calls for the drilling of more than the two wells required in the minimum work program.  Early estimates indicate the costs to perform the work outlined in our current Cooper Basin exploration plan would range from $27 million to $30 million.

On March 7, 2008 we entered into a contingent agreement with Holloman Oil & Gas Limited (“Holloman Oil & Gas”). If pursued, the agreement grants Holloman Oil & Gas the right to earn our two-thirds working interest in PEL 112. To earn this working interest, Holloman Oil & Gas agreed to:

1.	Fund the costs required to drill, and if warranted, complete three wells on the PEL 112 within the timeframes required by the permit work program; and

2.	Pay us a 1.33% overriding royalty on gross revenues generated from the sale of any oil or gas produced from wells drilled on the PEL 112.

Under the contingent agreement, we would have the right to earn up to a one-third working interest in the PEL 112 concession by paying, prior to the time any well has reached 50% of the expected total depth, our proportionate share of the cost of drilling any of the wells involved in the three-well drilling program. We would also have the right to earn up to a one-third working interest in any future wells drilled on the PEL 112 (over and above the initial three-well drilling program) by paying our proportionate share of the cost of drilling the wells.

In March 2008 Holloman Oil & Gas drilled an exploratory well on PEL 112. The well was drilled to approximately 6,000 feet and was a dry hole.

In 2009 we retained Macquarie Tristone Capital (“Tristone”) to assist us in finding a joint venture partner to share all, or part, of the costs of exploring and developing our Cooper Basin concessions. We are under no obligation to accept any transaction proposed by Tristone. We have also expanded independent geological and geophysical research on our Cooper Basin licenses.

In connection with our search for joint venture partners, Tristone has prepared and managed data rooms presenting technical, environmental and economic information related to our Cooper Basin holdings. The data rooms were opened on January 14, 2010 for research by qualified parties subject to a strict confidentiality agreement. Non-binding joint venture proposals were solicited March 9, 2010. We have received multiple offers or firm expressions of interest from potential joint venture partners as a result of this process. We are currently reviewing the content of these proposals to determine which, if any, are acceptable to us.

During 2009, we actively sought joint venture partners for our oil and gas concessions and pursued financing to support seismic acquisition in the Cooper/Eromanga Basin. During 2010, we anticipate the establishment of joint venture operations, obtaining additional capital, and the pursuit of our Cooper Basin exploration plan.

Offshore permits – Gippsland Basin and Barrow Sub-Basin

In May 2007 we acquired a 62.5% working interest in an offshore Australian oil and gas exploration permit area known as Victoria Permit 60 (“Vic P60”). In connection with our acquisition of Holloman Petroleum we acquired the remaining 37.5%, working interest in that permit. The Barrow Sub-Basin permits were also acquired through our acquisition of Holloman Petroleum.

The Vic P60 permit obligated us to drill a deep-sea exploration well by October 28, 2010. The Barrow Sub-Basin permits (WA-372P, WA-373P and WA-395P) required us to drill 12 offshore exploration wells between June 2010 and June 2013. Both the Barrow and Vic P60 permits also required the acquisition of significant amounts of 3D seismic data.  Early estimates indicate the costs to perform the required work on the Barrow and Vic P60 permits would be in excess of $220,500,000.

Despite our best efforts, we were unable to identify a joint venture partner willing to undertake the obligations associated with those permits, and felt it unlikely that we could do so in the current economic climate. Our work requirements to hold the permits had fallen behind schedule. Further, we recognized that continued pursuit of these permits would detract from our ability to maximize the value of our Cooper/Eromanga Basin holdings.  As a result, we determined that it was in our best interest to relinquish our exploration rights in the Gippsland Basin and Barrow Sub-Basin.

On June 18, 2009 we requested procedural advice from the Australian government concerning relinquishment of our Barrow Sub-Basin permits. On August 5, 2009 the government returned a Notice of Intent to Cancel those permits. On October 16, 2009 the permits were cancelled.

On December 28, 2009 we requested procedural advice from the Australian government concerning relinquishment of the Vic P60 permit. On January 6, 2010 the government returned a Notice of Intent to Cancel that permit. We are awaiting the date of final cancellation.

Competition

The petroleum and natural gas industry is highly competitive. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas properties as well as for the services of third party providers, such as drilling companies, upon which we rely. In the Cooper Basin, seismic and drilling contractors are limited. In large part, their schedules are controlled by demand from Santos Petroleum and other exploration giants in the area. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do, and have demonstrated the ability to operate through industry cycles.

Some of our competitors not only explore for, produce and market petroleum and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis which may provide them with additional sources of capital. Larger and better capitalized competitors may be in a position to outbid us for particular prospect rights. These competitors may also be better able to withstand sustained periods of unsuccessful drilling. Larger competitors may be able to absorb the burden of any changes in laws and regulations more easily than we can, which would adversely affect our competitive position.

Petroleum and natural gas producers also compete with other suppliers of energy and fuel to industrial, commercial and individual customers. Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the governments and/or their agencies and other factors which are out of our control including, international political conditions, terrorism, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

Regulation

The exploration, production and sale of oil and gas are extensively regulated by governmental authorities. Applicable legislation is under constant review for amendment or expansion. These efforts frequently result in an increase in the regulatory burden on companies in our industry and consequently an increase in the cost of doing business and decrease in profitability. Numerous governmental departments and agencies are authorized to, and have, issued rules and regulations imposing additional burdens on the oil and gas industry that often are costly to comply with and carry substantial penalties for non-compliance. Production operations are affected by changing tax and other laws relating to the petroleum industry, by constantly changing administrative regulations and possible interruptions or termination by government authorities.

Oil and gas mineral rights may be held by individuals, corporations or governments having jurisdiction over the area in which such mineral rights are located. As a general rule, parties holding such mineral rights grant licenses or leases to third parties to facilitate the exploration and development of these mineral rights. The terms of the leases and licenses are generally established to require timely development. Notwithstanding the ownership of mineral rights, the government of the jurisdiction in which mineral rights are located generally retains authority over the drilling and operation of oil and gas wells.

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

Some environmental protection laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for acts which were in compliance with all applicable laws at the time the acts were performed. Changes in environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities to us. These laws and regulations may substantially increase the cost of exploring, developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon our capital expenditures, earnings, or competitive position. We believe that we are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on us and the oil and gas industry in general.

Risks

Our failure of to obtain capital may significantly restrict our proposed operations

We need additional capital to fund operating losses and to explore for oil and gas. We do not know what the terms of any future capital raising may be, but any future sale of our equity securities would dilute the ownership of existing stockholders and could be at prices substantially below the market price of our common stock. We may not be able to obtain the capital which we need.

We have never earned a profit

We expect to incur losses during the foreseeable future and we may never be profitable. To enable us to continue in business we will eventually need to earn a profit or obtain additional financing until we are able to earn a profit.

Oil and gas exploration is not an exact science, and involves a high degree of risk

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

The acquisition, exploration and development of oil and gas properties and the production and sale of oil and gas are subject to many factors which are outside our control

These factors include, among others, general economic conditions, proximity to pipelines, oil import quotas, supply, demand, and price of other fuels and the regulation of production, refining, transportation, pricing, marketing and taxation by federal, state, and local governmental authorities.

The drilling of oil and gas wells involves hazards such as blowouts, unusual or unexpected formations, pressures or other conditions which could result in substantial losses or liabilities to third parties

Although we believe the coverage and types of insurance we maintain are currently adequate, we may not be insured against all losses because insurance may not be available, premium costs may be deemed unduly high, or for other reasons. Accordingly, uninsured liabilities could result in significant losses and have a material adverse effect on our operations.

Other

We currently have no full-time employees. We use consultants and contractors to provide us, among other things, with executive management and accounting services, and technical engineering support.

Other than engineering, geochemical and geophysical programs capitalized in connection with our oil and gas concessions, we have devoted no substantial efforts to research & development within the last two fiscal years.

Our offices are located at 333 North Sam Houston Parkway East, Suite 400, Houston, Texas 77060. Our offices are provided, on a month by month basis, by Holloman Corporation, our principal shareholder.

ITEM 2.          PROPERTIES.

See Item 1 of this report.

ITEM 3.          LEGAL PROCEEDINGS.

None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On February 16, 2007 our common stock began trading on the OTC Bulletin Board under the symbol "DJRP." On April 25, 2007 our trading symbol was changed to “ENEC” and on October 10, 2007 our trading symbol changed to “HENC.” The following chart shows the high and low bid prices as quoted by the OTC Bulletin Board Market for each quarter for the fiscal years ended December 31, 2009 and 2008. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low
4th Quarter 2009	$0.60	$0.28
3rd Quarter 2009	$0.64	$0.35
2nd Quarter 2009	$0.38	$0.02
1st Quarter 2009	$0.07	$0.02
4th Quarter 2008	$0.25	$0.04
3rd Quarter 2008	$0.43	$0.17
2nd Quarter 2008	$0.49	$0.04
1st Quarter 2008	$0.40	$0.05

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

As of March 15, 2010 we had 54 holders of record of our common stock.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. We plan to retain earnings to finance the expansion of our operations.

On October 6, 2009, we issued 500,000 shares of its common stock, with a fair market value of $204,250, to a third party vendor as compensation for advisory and public relations services.

During December 2009, we sold 1,992,820 shares of common stock in a private placement of investment units to Holloman Corporation (1,562,500 investment units), and to certain of our directors and officers (226,154 investment units), and to three non-affiliated parties. The investment units were priced at $0.48 each and consisted of one share of our common stock, and one stock purchase warrant. Each stock purchase warrant entitles the holder to purchase one half share of our common stock at a price of $0.80 per share until December 17, 2012. Proceeds from the private placement totaled $956,553, of which $893,000 was paid in cash and $63,553 was a conversion of indebtedness.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities. We believe our investors had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of an investment in our securities. We did not pay any underwriting discounts or sales commissions in connection with the issuance of these shares.

During the year ended December 31, 2009 we did not purchase any shares of our common stock from third parties in a private transaction in the open market. During the year ended December 31, 2009 none of our officers or directors, or any of our principal shareholders purchased any shares of our common stock on our behalf from third parties in a private transaction or as a result of purchases in the open market.

ITEM 6.          SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Between May 2004 and May 2007 we were relatively inactive.

On August 3, 2007 we acquired Endeavor Canada. For accounting purposes, our acquisition of Endeavor Canada constituted a recapitalization and the acquisition was accounted for similar to a reverse merger whereby Endeavor Canada was deemed to have acquired us. As a result, our financial statements reflect the historical operations of Endeavor Canada prior to the merger, and our joint operations for the period from August 3, 2007, the merger date, through February 15, 2008, the date on which we divested of our interest in Endeavor Canada.

Following the acquisition of Endeavor Canada, we paid $1,640,000 in principal and accrued interest to Endeavor Canada’s note holders with 1,093,155 shares of our restricted common stock.

On February 15, 2008 we sold Endeavor Canada to Mr. King and transferred all outstanding shares of Endeavor Canada to Mr. King. At the time of the sale, the assets of Endeavor Canada included all of our Canadian oil and gas properties.

Results of Operations

We have recognized inception to date net losses from the discontinued operations of Endeavor Canada totaling $2,454,637. During February 2008, we recognized a gain upon the divestiture of Endeavor Canada of $783,868.

Total consulting, management, office, travel and professional expenses incurred during 2009 decreased by approximately $47,000 (5%) when compared to 2008. This decrease relates to a substantial reduction in international travel expense and fees incurred in connection with our wrap-up and divestiture of Endeavor Canada during 2008. That decrease, however, was offset, in large part, by an increase in administrative costs resulting from the escalation of activity in connection with our Australian assets.

The Australian dollar fluctuated broadly against the US dollar during 2008 and 2009. At December 31, 2009 and 2008, the Australian dollar was convertible into .89 and .69 US dollars, respectively. As a result, our foreign exchange gain of $1,091,047 recognized during 2008 has reversed. During 2009 we recognized a foreign exchange loss of $1,355,095. Substantially all of our non-cash foreign exchange gain/losses relates to the measurement of US dollars required to settle deferred taxes payable to the Australian Government.

During 2009, we relinquished all of our offshore oil and gas permits in the Gippsland Basin and the Barrow Sub-Basin. Despite our best efforts, we were unable to identify a joint venture partner willing to undertake the obligations associated with those licenses, and felt it unlikely that we could do so in the current economic climate. Our work requirements to hold the permits had fallen behind schedule. Further, we recognized that continued pursuit of these concessions would detract from our ability to maximize the value of our Cooper Basin holdings. As a result, we determined that it was in our best interest to relinquish our exploration rights in the offshore permits.

The value of our unproven properties was impaired to the extent of the carrying value of those permits. Accordingly, we recognized a loss on the impairment of oil and gas assets of $7,396,207. That loss was offset by the recognition of a deferred income tax recovery of $2,244,107.  Oil and gas properties and deposit on acquisition were reduced by $6,756,720 and $639,487, respectively, to reflect the impairment of the permits.

On August 15, 2009, we established a Non-Qualified Stock Option Plan and a Stock Bonus Plan (Note 7 to our financial statements). In connection with the plans we recognized non-cash, stock-based compensation expense of $1,255,378 during the year ended December 31, 2009. This compensation expense included non-cash director’s fees of $70,000 and non-cash management fees paid to officers of $42,000.

Financial Condition, Liquidity and Capital Resources

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies are recovering from a recession which continues to inhibit investment liquidity. Though improved, fluctuating oil and gas prices provide additional uncertainty in capital markets. Our access to capital, as well as that of our partners and contractors, could be limited due to tightened credit markets and may inhibit the formation of exploration ventures and consortiums. As a result, the development of our property interests may be delayed due to financial constraints.

Further, our oil and gas leases are highly sensitive to the market price of oil and the availability of capital required to fulfill our lease obligations in a timely manner. In the event capital remains unavailable for an extended period, the value of our oil and gas leases may be impaired.

Early estimates indicate the costs to perform the minimum required work over the life of our Cooper Basin licenses would range from $8.5 million to $10 million. Based upon technical recommendations, however, we intend to pursue the acquisition of a combination of 2-D and 3-Dseismic data on our licenses. Our current exploration plan also calls for the drilling of more than the two wells required in the minimum work program.  Early estimates indicate the costs to perform the work outlined in our current Cooper Basin exploration plan would range from $27 million to $30 million.

Our Cooper Basin exploration plan calls to the expenditure of $7 million to $10 million prior to March 31, 2011. We intend to joint venture our work program obligations with third parties which will pay all, or a significant portion, of the costs required to explore for oil and gas in the area covered by our permits.

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

As part of our cost cutting efforts, we amended our Administrative Service Agreement with Holloman Corporation to cancel fees payable under that agreement through April 30, 2010.  As a result, no such fees were incurred during 2009.

Other than the obligations associated with our oil and gas concessions in Australia, we have no material future contractual obligations as of December 31, 2009.

Our operations have been financed from the sale of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates.

During 2009, we repaid $840,000 in advances payable to related parties.

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

During December 2009, we raised $956,553, through the sale of 1,992,820 shares of common stock in a private placement of investment units to Holloman Corporation ($750,000), and to certain of our directors and officers ($156,554), and to three non-affiliated parties. Of the amount raised, $893,000 was paid in cash and $63,553 was a conversion of indebtedness.

We believe our plan of operations may require up to $12,000,000 for exploration costs and administrative expenses over the twelve-month period ending March 31, 2011. We are attempting to raise investment capital and enter into joint ventures with third parties who will pay all, or a significant portion of the costs required to explore for oil and gas and otherwise fulfill the obligations required by our Australian licenses.

If we are unable to raise the financing we need, our business plan may fail and our stockholders could lose their investment. If we are unable to perform in accordance with the work programs set forth in our leases, the Australian government could cancel our exploration rights. There can be no assurance that we will be successful in raising the capital we require, or that if capital is offered, it will be subject to terms we consider acceptable. Investors should be aware that even in the event we are able to raise the funds we require, there can be no assurance that we will succeed in our drilling or production plans and we may never be profitable.

As of March 31, 2010 we did not have any off balance sheet arrangements.

As of March 31, 2010 we did not have any proven oil or gas reserves and we did not have any revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserve, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized.  At December 31, 2009, all of our oil and gas interests were classified as unproven properties and were not being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our former Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. Tranlation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of December 31, 2009, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

See Note 2 to the financial statements for a discussion of recent accounting pronouncements.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A.       CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1)) the lack of a majority of outside directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to GAAP and SEC disclosure requirements. These material weaknesses were identified by our Chief Executive and Financial Officers in connection with the audit of our financial statements as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting. Management believes that the material weaknesses described above did not have any material affect on our financial results.

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

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Mark Stevenson	55	Chairman of the Board of Directors, President, Chief Executive Officer, and Secretary
Eric Prim	51	Chief Operating Officer, and Director
Robert Wesolek	53	Chief Financial Officer, and Treasurer
J. Douglas Brown	57	Director
Keith Macdonald	53	Director

Our Directors are elected for a one-year term and hold office until the next annual meeting of our shareholders or until their resignation or removal by a vote of our shareholders. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There is no family relationship between or among any of our Directors or Officers.

Mark Stevenson, Chairman of the Board of Directors, President, Chief Executive Officer, and Secretary

Mark Stevenson was appointed as our President and CEO on July 1, 2009. Mr. Stevenson became a member of our Board of Directors on September 20, 2007 and was elected Chairman of that Board on January 4, 2008. Mr. Stevenson has been the President and Chief Executive Officer of Holloman Corporation (Houston, TX) since July 1998. Holloman Corporation is one of the largest employee owned engineering and construction companies in the United States. Prior to his appointment as President, Mr. Stevenson was employed by Holloman Corporation as Executive Vice President (1997-1998), Vice President - Pipeline Division (1979-1997) chief estimator (1977-1979) and field construction engineer (1976-1977). He joined Holloman Corporation in 1976, after receiving his B.S. in Construction Engineering from Texas Tech University in Lubbock.

Eric Prim, Chief Operating Officer, and Director

Eric Prim joined our Board of Directors on September 20, 2007. On July 22, 2009 Mr. Prim, was also appointed as our Chief Operating Officer. Mr. Prim has been the Vice President of Engineering and Construction of Holloman Corporation since 1997. Prior to his association with Holloman, Mr. Prim held senior technical management positions with Hunt Energy and Rexene Corporation. As Technical Manager at Rexene, Mr. Prim was responsible for detailed engineering for a $230 million expansion at the Odessa Complex Olefins facility. Mr. Prim is a registered Professional Engineer in Texas and holds six issued or pending U.S. Patents, all pertaining to energy technology.

Robert Wesolek, C.P.A., Chief Financial Officer, and Treasurer

Robert Wesolek was appointed as our Chief Financial officer on August 4, 2009. Mr. Wesolek has been executive consultant since 2006 providing financial, regulatory and system design services to emerging corporations. From March 2004 through December 2006, he was a director of House of Brussels Chocolates Inc. and from March 2004 through September 2005 was that company’s Chief Financial Officer. Prior to 2005 Wesolek; served as President and Chief Executive Officer of The Navigates Corporation (1998-2004), Chief Financial Officer for Sharp Technology Inc. (1998-2001),  President of the Desktop Software Division of Citadel Security Software (1996-1998), and Chief Operating Officer of Kent Marsh Ltd., Inc. (1996-1988). During the period from 1980 to 1988, Mr. Wesolek was a Senior Practice Manager in the Audit Division of Arthur Andersen LLP.

J. Douglas Brown, Director

J. Douglas Brown joined our Board of Directors on March 19, 2007 and is Chairman of our Audit Committee. Mr. Brown graduated with a law degree (LLB), from Edinburgh University in 1973. He began his banking career as a financial analyst with J P Morgan in London and New York and worked as an investment banker from 1982 to 1987 with Banque Indosuez. From 1988 through 1997, Mr. Brown was a Vice President with Citigroup’s London and Geneva offices providing investment banking services to the Middle East. Since 1997 Mr. Brown has been active in the hedge fund business. He is on the board of two funds, LIM Multi Strategy Fund and Eastern Capital Fund and jointly manages a privately-owned hedge fund distribution business. He is also involved with corporate finance transactions both as an investor and adviser.

Keith MacDonald, Director

Keith Macdonald, CA joined our Board on August 4, 2009. He has been President of Bamako Investment Management Ltd., a private holding and financial consulting company since 1994. He currently is Chairman and director of Cirrus Energy Corporation, an internationally focused oil and gas company trading publicly in Canada on the TSXV exchange and Chairman and director of Drakkar Energy Ltd a private in situ oil sands company. In addition, he currently serves on the Board of Directors of Bellatrix Exploration Ltd (TSX), Rocky Mountain Dealerships Inc. (TSX), Cordy Oilfield Services Inc. (TSXV) and Stratabound Minerals Ltd. (TSXV). He was a director of Profound Energy Inc. (TSX) and Breaker Energy Ltd (TSX) which were sold in 2009. Mr. Macdonald was founder, President and Director of New Cache Petroleums from 1987 until its amalgamation in 1994 and thereafter was its Chief Financial Officer and Director until its sale in 1999.

On November 21, 2007 we acquired Holloman Petroleum Pty. Ltd. for 18,600,000 shares of our common stock. As a condition of this acquisition, Mark Stevenson, President and CEO of Holloman Corporation, and Eric Prim, Vice President of Holloman Corporation, were appointed to our Board of Directors.

J. Douglas Brown and Keith Macdonald are independent directors, as that term is defined in Section 803 of the listing standards of the NYSE AMEX. Mr. Brown and Mr. Macdonald comprise our Audit Committee. Mr. Macdonald is our Audit Committee financial expert as that term is defined in Item 407 of Regulation S-K of the Securities and Exchange Commission. Mr. Macdonald is qualified to act in that capacity by virtue of his extensive experience as a Chartered Accountant and senior financial officer in enterprises similar to ours.

We do not have a nominating or compensation committee.

On March 26, 2007, our Board of Directors adopted a code of ethics that applies to our principal executive and financial officers. A copy of our Code of Ethics was included as Exhibit 14.1 to our Form 10-KSB for our year ended December 31, 2006 and is also available in the “Investors” section our website at www.hollomanenergy.com ..

Compensation Committee Interlocks and Insider Participation

Our Board of Directors acts as our compensation committee. During the year ended December 31, 2009, all of our directors participated in deliberations concerning executive officer compensation.

During the year ended December 31, 2009, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

Changes in Management

Encouraged by drilling success on the permits abutting our Cooper Basin holdings, our Board of Directors realigned and expanded our executive team. During June and July 2009 we added three new senior executives and appointed one new member to our Board of Directors.

The following table shows the changes in our officers and directors since January 1, 2008.

Appointed (A)
to or
		Resigned (R)	Positions Appointed to
Date	Name	from Positions	Positions Resigned From
1/4/08	Grant Petersen	A	President, Chief Executive Officer and Treasurer
1/29/09	David Lewis	R	Director
7/1/09	Grant Petersen	R	President, Chief Executive Officer
7/1/09	Mark Stevenson	A	President, Chief Executive Officer
7/22/09	Eric Prim	A	Chief Operating Officer
8/4/09	Grant Petersen	R	Chief Financial Officer and Treasurer
8/4/09	Robert Wesolek	A	Chief Financial Officer and Treasurer
8/4/09	Keith Macdonald	A	Director

Compliance with Section 16A of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the Securities and Exchange Commission various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the Securities and Exchange Commission by such reporting persons, with the exception of; Douglas Brown our current director, who filed two Form 4’s reporting three transactions after their due date; Eric Prim our current officer and director, who filed one Form 4 reporting one transaction after its due date;  Robert Wesolek our current officer, who filed one Form 3 and one Form 4 reporting one transaction after their due date; Keith Macdonald our current director, who filed one Form 3 and one Form 4 reporting one transaction after their due date; Holloman Corporation, our controlling shareholder which filed one Form 4 reporting one transaction after its due date, and Grant Petersen, our former officer who failed to file one Form 4 reporting one transaction.

ITEM 11.        EXECUTIVE COMPENSATION.

The following table shows the compensation paid to our Chief Executive Officer and those executive officers that earned more than $100,000 in 2009 and 2008:

Summary Compensation Table

Name and				Stock	Option	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($)	($) (4)	($) (4)	($) (2)	($)
Mark Stevenson,
Chief Executive	2008	––	––	––	––	––	$––
Officer	2009	––	––	––	––	––	––
Grant Petersen (1),
Chief Executive	2008	175,000	––	––	––	––	175,000
and Financial	2009	60,000	––	14,000	300,000	––	374,000
Officer
Robert Wesolek(2),
Chief Financial	2008	––	––	––	––	273,000	273,000
Officer	2009	123,075	––	14,000	300,000	138,375	575,450
Eric Prim(3),
Chief Operating	2008	––	––	––	––	––	––
Officer	2009	––	––	28,000	600,000	––	628,000
———————

(1)
Mr. Petersen became our Chief Executive and Financial Officer on January 4, 2008 and resigned from those positions on July 1, 2009 and August 4, 2009, respectively. Mr. Petersen’s was compensated in the form of management fees for services rendered in the normal course of operations. The amount of the fees was established and approved by our Board of Directors.

(2)
Mr. Wesolek became our Chief Financial Officer on August 4, 2008. During 2008 and a portion of 2009, we paid Mr. Wesolek consulting fees totaling $273,000 and $138,375, respectively. As of December 31, 2009, Mr. Wesolek had voluntarily deferred $24,024 of the amounts payable to him. During January 2010, he converted $10,000 of those deferred fees into shares of our common stock at a market price of $0.48 per share. Mr. Wesolek is compensated in the form of fees for services rendered in the normal course of operations. The amount of the fees was established and approved by our Board of Directors.

(3)	Compensation for Eric Prim includes stock awards in the amount $14,000 and option awards in the amount of $300,000 earned in his capacity as one of our Directors.

(4)	Stock and option awards are valued at fair market value. The assumptions applied in our calculation of the value of those awards are set forth in Note 7 to our financial statements.

On August 15, 2009, we issued our officers and directors fractional participation in a 2% net revenue interest in wells drilled by us on lands in the Cooper Basin. These participation units represent a 0.454% interest in our Cooper Basin revenues, after all royalties, exploration expenses, operating costs and capital investments associated with the Cooper Basin have been recovered. In our opinion no value can be assigned to these revenue interests, as any valuation is non-estimable.

We do not have employment agreements with our officers.

We do not have any annuity, pension or retirement plans.

Stock-Based Compensation

On August 15, 2009, we established a Non-Qualified Stock Option Plan and a Stock Bonus Plan. The Non-Qualified Stock Option Plan (the “Option Plan”) authorizes the issuance of up to 7,200,000 shares of our common stock. Under the Stock Bonus Plan up to 300,000 shares (“Bonus Shares”) of our common stock may be issued to employees, directors, officers, consultants and advisors, provided qualifying services are rendered.

At the discretion of our Board of Directors, any option may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. Any options granted or shares issued pursuant to the Plans will be forfeited if the "vesting" schedule established at the time of the grant is not met. The Company may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner they deem appropriate, provided that any amendment, termination or suspension may not adversely affect rights or obligations with respect to options or shares previously granted.

The following table shows the options held by our officers and directors as of December 31, 2009.  The options in the table were all granted pursuant to our Non-Qualified Stock Option Plan

Outstanding Equity Awards at December 31, 2009

	Number of securities underlying unexercised options
	(#)	(#)	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable(1)	Price	Date

Eric Prim
Stock Option A	300,000	––	$0.70	August 15, 2012
Stock Option B	––	300,000	$0.80	August 15, 2012
Stock Option C	––	300,000	$1.00	August 15, 2014
Stock Option D	––	300,000	$1.20	August 15, 2014
Robert Wesolek
Stock Option A	150,000	––	$0.70	August 15, 2012
Stock Option B	––	150,000	$0.80	August 15, 2012
Stock Option C	––	150,000	$1.00	August 15, 2014
Stock Option D	––	150,000	$1.20	August 15, 2014
J.Douglas Brown
Stock Option A	300,000	––	$0.70	August 15, 2012
Stock Option B	––	300,000	$0.80	August 15, 2012
Stock Option C	––	300,000	$1.00	August 15, 2014
Stock Option D	––	300,000	$1.20	August 15, 2014
Keith Macdonald
Stock Option A	300,000	––	$0.70	August 15, 2012
Stock Option B	––	300,000	$0.80	August 15, 2012
Stock Option C	––	300,000	$1.00	August 15, 2014
Stock Option D	––	300,000	$1.20	August 15, 2014
_________________

(1)	The vesting date for each Stock Option B and Stock Option C is August 15, 2010. The vesting date for each Stock Option D is August 15, 2011.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan as of December 31, 2009.  Our Non-Qualified Stock Option Plan has not been approved by our shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)(1)
Equity compensation plans approved by security holders	––	––	––
Equity compensation plans not approved by security holders	4,800,000	$ 0.93	2,500,000
Total	4,800,000	$ 0.93	2,500,000
———————

(1)           The number of securities remaining available for future issuance includes 100,000 shares of our common stock available for issuance under the terms of the Stock Bonus plan.

On August 17, 2009, we issued shares of our common stock to the following persons pursuant to our Stock Bonus Plan:

Name	Shares

Eric Prim	50,000
Robert Wesolek	25,000
J. Douglas Brown	50,000
Keith McDonald	50,000
Grant Petersen	25,000

At December 31, 2009, 2,400,000 options and 100,000 shares of our common stock, respectively, remain available for distribution under our Option Plan and Stock Bonus Plan.

We have never offered any annuity, pension or retirement benefits for our officers, directors or employees.

Director’s Compensation

Our Directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. In addition, we granted stock-based compensation to certain of our Directors under our Option Plan and Stock Bonus Plan as follows:

	Fees earned or paid in cash	Stock Awards	Option Awards(1)	All Other Compensation	Total
Name	($)	($)	($)	($) (2)	($)
J.Douglas Brown	––	28,000	600,000	––	628,000
Keith Macdonald	––	28,000	600,000	––	628,000
———————

(1)	Mr. Brown and Mr. Macdonald each had 1,200,000 option awards outstanding at December 31, 2009.

(2)
On August 15, 2009, we issued our officers and directors fractional participation in a 2% net revenue interest in wells drilled by us on lands in the Cooper Basin. These participation units represent a 0.454% interest in our Cooper Basin revenues, after all royalties, exploration expenses, operating costs and capital investments associated with the Cooper Basin have been recovered. In our opinion no value can be assigned to these revenue interests, as any valuation is non-estimable.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows as of March 15, 2010, the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Officers and Directors and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Name and address of beneficial owner	Number of Shares (1)		Percentage of Common Stock
Mark Stevenson	58,929,310	(2&3)	49.68%
Chairman of the Board, Chief Executive Officer,
President and Secretary
333 North Sam Houston Parkway East
Suite 600
Houston, TX 77060
Eric Prim	18,261,701	(4)	16.98%
Chief Operating Officer and Director
4901 Polo Parkway
Midland, Texas 79705
Robert Wesolek	3,006,250		2.80%
Chief Financial Officer and Treasurer
3 Farther Point
Houston, TX 77024
J. Douglas Brown	6,055,293		5.52%
Director
16E Les Roseyres, Gron1882
Vaud, Switzerland
Keith Macdonald	687,500	(5)	0.64%
Director
203 Heritage Place
Calgary, AB, Canada T3Z 3P3
Grant Petersen	4,548,827	(6)	4.2%
482 – 1027 Davie Street
Vancouver, BC, Canada
Holloman Oil & Gas Limited	17,237,500	(7)	16.07%
9, 88 Forrest Street
Cottesloe, WA 6011
Australia
Holloman Corporation	57,926,421	(7)	49.00%
333 North Sam Houston Parkway East
Suite 600
Houston, Texas 77060
All Officers and Directors as a group (four persons)	74,251,380	(4)	60.41%
———————
(1)	Includes shares which may be acquired on the exercise of options or warrants listed below, all of which were exercisable as of December 31, 2009.

	Shares Issuable Upon
Name	Exercise of Warrants	Exercise Price	Expiration Date
Mark Stevenson	196,078	$0.70	9/30/2011
Mark Stevenson	196,078	$2.00	9/30/2011
Mark Stevenson	20,834	$0.80	12/17/2012
Eric Prim	300,000	$0.70	8/15/2012
Eric Prim	26,042	$0.80	12/17/2012
Robert Wesolek	150,000	$0.70	8/15/2012
Robert Wesolek	10,442	$0.80	12/17/2012
J. Douglas Brown	1,078,431	$0.70	9/30/2011
J. Douglas Brown	1,078,431	$2.00	9/30/2011
J. Douglas Brown	300,000	$0.70	8/15/2012
Keith Macdonald	300,000	$0.70	8/15/2012
Keith Macdonald*	50,000	$0.80	12/17/2012
Grant Petersen**	392,157	$0.70	9/30/2011
Grant Petersen**	392,157	$2.00	9/30/2011
Grant Petersen	150,000	$0.70	8/15/2012
Grant Petersen***	55,785	$0.80	12/17/2012
Holloman Corporation	5,098,040	$0.70	9/30/2011
Holloman Corporation	5,098,040	$0.70	9/30/2011
Holloman Corporation	781,250	$0.80	12/17/2012
———————
*	Warrants are held of record by an entity controlled by Mr. Macdonald.
**	Warrants are held of record by Mr. Petersen’s wife.
***	Warrants are held of record by an entity controlled by Mr. Petersen.

(2)	Includes 429,745 shares held directly, 160,154 shares held indirectly by entities controlled by Mr. Stevenson, and shares issuable upon the exercise of warrants.
(3)
Mark Stevenson is the President and Chief Executive Officer of Holloman Corporation. Holloman Corporation owns all of the outstanding shares of Holloman Oil & Gas. Mr. Stevenson is the president of Holloman Oil & Gas. Accordingly, Mr. Stevenson’s numbers includes shares owned of record by Holloman Oil & Gas and Holloman Corporation as well as shares issuable upon the exercise of warrants held by Holloman Corporation.

(4)	Eric Prim is a Director of Holloman Oil & Gas. Accordingly, Mr. Prim’s numbers includes shares owned of record by Holloman Oil & Gas.
(5)	All shares held indirectly by an entity controlled by Mr. Macdonald, and shares issuable upon the exercise of warrants.
(6)	Includes shares held by an entity controlled by Mr. Petersen, shares held by Mr. Peterson’s wife, and shares issuable upon the exercise of warrants.
(6)	Shares held by Holloman Corporation include shares owned of record by Holloman Oil & Gas, its wholly-owned subsidiary.

Securities authorized for issuance under equity compensation plans are detailed in Item 5 of this filing.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As detailed in our financial statements and Items 1 and 7 of this report, from time to time, we’ve had non-interest bearing advances from certain of our Directors, shareholders and affiliates; and a series of transactions with Holloman Corporation and Holloman Oil & Gas. Two of our officers/directors are officers and shareholders in Holloman Corporation, which holds a 100% interest in Holloman Oil & Gas. Those same officers/directors are also officers/directors of Holloman Oil & Gas.

During 2009, the highest total balance in related party advances was $1,572,803. Of that amount, $1,254,521 was payable to Holloman Corporation. During 2009, we repaid advances of $840,000 and converted $732,803 in advances to restricted shares of our common stock. There are no related party advances outstanding at December 31, 2009.

In November 2007 we acquired Holloman Petroleum Pty. Ltd. for 18,600,000 shares of our common stock. Prior to the acquisition, Holloman Petroleum was a majority owned subsidiary of Holloman Oil & Gas (see Item 1).

On March 7, 2008 we entered into a contingent agreement with Holloman Oil & Gas Limited. If pursued, the agreement grants Holloman Oil & Gas the right to earn a two-thirds working interest in PEL 112 (see Item 1).

J. Douglas Brown and Keith Macdonald are independent directors, as that term is defined in Section 803 of the listing standards of the NYSE AMEX.

The following describes the manner by which our officers, directors and principal shareholders acquired their shares of our common stock.

Mark Stevenson:

	Number of
Date	Shares Acquired	Description of Transaction
09-24-07	55,000	Open market purchase
10-01-07	27,000	Open market purchase
11-21-07	210,126	Acquisition of Holloman Petroleum Pty. Ltd. Mr. Stevenson, as well as a limited liability company and two trusts controlled by Mr. Stevenson, were shareholders of Holloman Petroleum Pty. Ltd.
09-17-08	60,000	Open market purchase
10-06-08	196,078	(2)
12-23-09	41,667	(3)

Eric Prim:

	Number of
Date	Shares Acquired	Description of Transaction
9-24-07	59,000	Open market purchases
11-21-07	377,076	Acquisition of Holloman Petroleum Pty. Ltd. Mr. Prim was a shareholder of Holloman Petroleum Pty. Ltd.
07-14-09	100,000	Open market purchase
08-04-09	50,000	Open market purchase
08-17-09	50,000	Stock Bonus Grant (see Item 11 of this report)
08-19-09	10,000	Open market purchase
12-24-09	52,083	(3)

Robert Wesolek:

	Number of
Date	Shares Acquired	Description of Transaction
3-07-08	3,000,000	(1)
08-17-09	25,000	Stock Bonus Grant (see Item 11 of this report)
12-24-09	20,833	(3)

J. Douglas Brown:

	Number of
Date	Shares Acquired	Description of Transaction
03-07-08	2,460,000	(1)
10-06-08	1,078,431	(2)
08-04-09	10,000	Open market purchase
08-17-09	50,000	Stock Bonus Grant (see Item 11 of this report)

Keith Macdonald:

	Number of
Date	Shares Acquired	Description of Transaction
07-04-09	137,500	Open market purchase
08-17-09	50,000	Stock Bonus Grant (see Item 11 of this report)
09-03-09	50,000	Open market purchase
12-23-09	100,000	(3)

Grant Peterson:

	Number of
Date	Shares Acquired		Description of Transaction
03-07-08	4,000,000	*	(1)
09-17-08	30,000		Open market purchase
10-06-08	392,157	*	(2)
08-17-09	25,000		Stock Bonus Grant (see Item 11 of this report)
12-23-09	111,571		(3)
———————
*	Held of record by Mr. Petersen’s wife and an entity affiliated with Mr. Petersen

Holloman Oil & Gas Ltd.:

	Number of
Date	Shares Acquired	Description of Transaction
11-21-07	17,237,500	Acquisition of Holloman Petroleum Pty. Ltd. Holloman Oil & Gas Ltd. was the principal shareholder of Holloman Petroleum Pty. Ltd.

Holloman Corporation:

	Number of
Date	Shares Acquired	Description of Transaction
03-07-08	15,000,000	(1)
09-30-08	193,050	Conversion of $50,000 in administrative service fees at $0.26 per share
10-06-08	5,098,040	(2)
12-31-08	1,812,783	Conversion of $150,000 in administrative service fees at $0.083 per share
06/02/09	6,045,218	Conversion of $604,522 of indebtedness at FMV ($0.10 per share)
12-23-09	1,562,500	(3)
———————
(1)	Shares were purchased in a private transaction from Adrian Crimeni, our former President and largest shareholder.

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

(3)
Shares were purchased from us in a private offering of investment units. The investment units were priced at $0.48 each and consisted of one share of our common stock, and one stock purchase warrant. Each stock purchase warrant entitles the holder to purchase one half share of our common stock at a price of $0.80 per share until December 17, 2012.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants for the audit of our annual financial statements for 2009 and 2008, and the aggregate fees paid or accrued for audit-related services and all other services rendered by Dale Matheson Carr-Hilton LaBonte LLP for those years.

	2009	2008
Audit-related fees	$66,000	$77,000
Tax fees	9,500	5,000
Total	$75,500	$82,000

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

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders Equity (Deficiency)
Notes to Consolidated Financial Statements

EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.1	Share Exchange Agreement between Endeavor Energy Corporation, First Endeavor Holdings Inc .and Endeavor Canada Corporation(2)
10.2	Agreement between Endeavor Energy Corporation and Holloman Petroleum Pty. Ltd. for the purchase of assets and exchange of shares(3)
10.3	Option Agreement dated February 1, 2008 between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.4	Notice of Option Exercise dated February 15, 2008 relating to the Option Agreement between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.5	Farm Out Commitment Agreement between Holloman Energy Corporation and Holloman Oil & Gas, Ltd. (4)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(5)
21.1	As of March 15, 2009 our subsidiaries were:
First Endeavor Holdings Inc. (100% Owned)
Holloman Petroleum Pty. Ltd. (100% Owned)
Endeavor Exploration Pty. Ltd. (100% Owned)
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
———————
(1)	Previously filed with our Form SB-2 on January 23, 2006 and incorporated by reference.
(2)	Previously filed with our Form 8-K on August 9, 2007 and incorporated by reference.
(3)	Previously filed with our Form 8-K on November 29, 2007 and incorporated by reference.
(4)	Previously filed with our Form 10-KSB on April 15, 2008 and incorporated by reference.
(5)	Previously filed with our Form 10-KSB/A on April 26, 2007 and incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION
Date:March 31, 2010

	By:	/s/ Mark Stevenson
Mark Stevenson, President and Principal Executive Officer

	By:	/s/ Robert Wesolek
Robert Wesolek, Principal Financial and Accounting Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Mark Stevenson	March 31, 2010
Mark Stevenson, Director

/s/ J. Douglas Brown	March 31, 2010
J. Douglas Brown, Director

/s/ Eric Prim	March 31, 2010
Eric Prim, Director

/s/ Keith Macdonald,	March 31, 2010
Keith Macdonald, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Holloman Energy Corporation:

We have audited the accompanying consolidated balance sheets of Holloman Energy Corporation (a exploration stage company) as of December 31, 2009 and 2008 and the related consolidated  statements of operations, stockholders’ equity and cash flows for the years then ended and the period from May 5, 2006 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position Holloman Energy Corporation as at December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period from May 5, 2006 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

Vancouver, Canada	DALE MATHESON CARR-HILTON LABONTE LLP CHARTERED ACCOUNTANTS

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS (Audited)

	December 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS
Cash	$1,089,456	$1,763,998
Other receivable	3,425	2,838
Prepaid expenses and deposits	12,037	5,375

	1,104,918	1,772,211

Oil and gas properties, full cost method, unproven	16,456,220	23,081,129

Deposit on acquisition	-	639,487

Total Assets	$17,561,138	$25,492,827

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$270,674	$175,351
Loans payable	-	259,343
Due to related parties	-	1,572,803

	270,674	2,007,497

Deferred tax liability	4,191,070	5,086,156

Total Liabilities	4,461,744	7,093,653

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
107,237,820 common shares (95,159,065 at December 31, 2008)	107,238	95,159
Additional paid in capital	23,806,998	20,464,301
Accumulated other comprehensive income (loss)	(2,926)	1,614
Deficit accumulated during the exploration stage	(10,811,916)	(2,161,900)

Total Stockholders' Equity	13,099,394	18,399,174

Total Liabilities and Stockholders' Equity	$17,561,138	$25,492,827

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

	Cumulative results
	from May 5, 2006 to	Year Ended December 31,
	December 31, 2009	2009	2008

CONTINUING OPERATIONS
Consulting	$928,353	$492,576	$304,907
Foreign exchange (gain)/loss	271,347	1,355,095	(1,091,047)
(Gain) loss on settlement of debt	(40,026)	(1,963)	(38,063)
Management and directors fees	670,075	295,075	375,000
Stock-based compensation expense	1,143,377	1,143,377	-
Office, travel and general	457,012	68,244	201,820
Professional fees	472,243	145,512	167,026
Salaries, wages, and benefits	86,666	-	-

General and Administrative Expenses	(3,989,047)	(3,497,916)	80,357

Oil & gas property impairment	(7,396,207)	(7,396,207)	-
Deferred income tax recovery	2,244,107	2,244,107	-

Income (loss) from Continuing Operations	(9,141,147)	(8,650,016)	80,357

DISCONTINUED OPERATIONS
Net Loss from Discontinued Operations	(2,454,637)	-	(55,903)
Gain on Disposal of Endeavor	783,868	-	783,868

Income (loss) from Discontinued Operations	(1,670,769)	-	727,965

NET INCOME (LOSS)	$(10,811,916)	$(8,650,016)	$808,322

BASIC AND DILUTED NET (LOSS) INCOME FROM
CONTINUING OPERATIONS PER COMMON SHARE		$(0.09)	$(0.00)

BASIC AND DILUTED NET LOSS FROM
DISCONTINUED OPERATIONS PER COMMON SHARE		$(0.00)	$0.01

BASIC AND DILUTED NET (LOSS) INCOME
PER COMMON SHARE		$(0.09)	$0.01

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		100,842,265	85,860,458

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION
(A Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	Cumulative results
	from May 5, 2006 to	Year Ended
	December. 31, 2009	December 31, 2009	December 31, 2008

OPERATING ACTIVITIES
Net (loss) income	$(10,811,916)	$(8,650,016)	$808,322
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Cash used by discontinued operations	1,729,701	-	29,135
Gain on disposal of Endeavor	(783,868)	-	(783,868)
Gain from settlement of indebtedness	(65,026)	(1,963)	(63,062)
Stock-based compensation and fee payments	1,659,627	1,459,627	200,000
Unrealized foreign exchange (gain) loss	227,835	1,356,441	(1,091,048)
Impairment of oil and gas properties (net of tax recovery)	5,152,100	5,152,100	-
Changes in non-cash working capital items
Other receivable	(3,425)	(588)	(2,838)
Prepaid expenses and deposits	(12,037)	(6,661)	(5,375)
Accounts payable and accrued liabilities	445,825	95,324	5,650

Cash used in operations	(2,461,184)	(595,736)	(903,084)

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	-	-
Common stock issued for cash	3,325,001	893,000	2,372,000
Loans payable	50,567	-	(35,100)
Due to related parties	1,343,831	(840,000)	1,025,415

Cash provided by financing activities	6,719,660	53,000	3,362,315

INVESTING ACTIVITIES
Investing Activities from discontinued operations	(1,447,739)	-	-
Petroleum and natural gas expenditures	(1,094,490)	(131,806)	(695,233)
Cash acquired on acquisition	12,696	-	-
Deposit on acquisition	(639,487)	-	-
Deposits	-	-	-

Cash used in investing activities	(3,169,020)	(131,806)	(695,233)

CHANGE IN CASH	1,089,456	(674,542)	1,763,998

CASH, BEGINNING	-	1,763,998	-

CASH, ENDING	$1,089,456	$1,089,456	$1,763,998

SUPPLEMENTAL DISCLOSURE:
Interest paid	$9,908	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH ACTIVITIES:
Shares issued on conversion of management fees	$200,000	$-	$200,000
Shares issued on conversion of liabilities	$2,641,879	$1,002,146	$-
Shares issued for property acquired	$15,903,000	$-	$-

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
From May 5, 2006 (Inception) to December 31, 2009
(Audited)

							Deficit
							Accumulated
	Common Shares		Preferred Shares		Additional		During	Total
	Number		Number		Paid In	Comprehensive	Exploration	Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Income/(Loss)	Stage	Equity

Issuance of common shares to
to founder, May 2006	100	$1	-	$-	$-	$-	$-	$1

Foreign currency translation						13,987		13,987

Net loss for the 8 month period ended
December 31, 2006	-	-	-	-	-		(1,462,407)	(1,462,407)

Balance, December 31, 2006	100	1	-	-	-	13,987	(1,462,407)	(1,448,419)

Issued by the Company on acquisition of
ECC in August 2007		-	9,000	9	-	-	-	9

Issued by FEH on acquisition of ECC in
August, 2007	-	-	9,000,000	9,000	(9,000)	-	-	-

Adjustment to give effect to acquisition of ECC
in August, 2007	61,466,203	61,466	-	-	329,766	-	-	391,232

Shares of ECC acquired by legal parent	(100)	(1)	-	-	-	-	-	(1)

Issued at $1.50 per share in August 2007
on conversion of ECC debentures	1,093,155	1,093	-	-	1,638,640	-	-	1,639,733

Issued for cash at $1.00 per share	60,000	60	-	-	59,940	-	-	60,000

Issued for property at $0.86 per share	18,600,000	18,600	-	-	15,884,400	-	-	15,903,000

Foreign currency translation						(44,857)		(44,857)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	-	(1,507,745)	(1,507,745)

Balance, December 31, 2007	81,219,358	$81,219	9,009,000	$9,009	$17,903,746	$(30,870)	$(2,970,152)	$14,992,952

Write Off Accumulated Comprehensive Income from ECC operations to Extraordinary Gain						31,265	(70)	31,195

Preferred shares cancelled by the Company on divestiture of ECC February 2008			(6,500)	(6)				(6)

Prefrerred shares cancelled by FEH on
divestiture of ECC February 2008			(6,500,000)	(6,500)				(6,500)

Conversion of preferred shares to common stock	2,502,500	2,503	(2,502,500)	(2,503)				-

Investment Units issued for cash at $0.30 per unit	2,766,668	2,767			744,233			747,000

Investment Units issued for cash at $0.255 per unit	6,664,706	6,664			1,618,335			1,624,999

Management fees converted to common stock	2,005,833	2,006			197,987			199,993

Foreign currency translation						1,219		1,219

Net income for the year ended
December 31, 2008	-	-	-	-	-	-	808,322	808,322

Balance, December 31, 2008	95,159,065	95,159	-	-	20,464,301	1,614	(2,161,900)	18,399,174

Conversion of indebtedness to commmon stock	9,385,935	9,386	-	-	929,207			938,593

Issued for services	700,000	700	-	-	315,550			316,250

Stock-based compensation granted	-	-	-	-	1,143,379			1,143,379

Investment units issued for cash at $0.48 per unit	1,860,416	1,860	-	-	891,140			893,000

Conversion of indebtedness to investment units	132,404	133	-	-	63,421			63,554

Foreign currency translation						(4,540)		(4,540)

Net loss for the year ended
December 31, 2009	-	-	-	-	-		(8,650,016)	(8,650,016)

Balance, December 31, 2009	107,237,820	$107,238	-	$-	$23,806,998	$(2,926)	$(10,811,916)	$13,099,394

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

1.	NATURE AND CONTINUANCE OF OPERATIONS

Holloman Energy Corporation (the “Company”), was incorporated in the State of Nevada on May 14, 2004.  The Company focuses on oil and gas exploration and development in Australia’s Cooper Basin.

On August 3, 2007, Holloman acquired Endeavor Canada Corporation (“Endeavor”), an Alberta, Canada corporation involved in oil and gas development. The Company acquired Endeavour for 9,000 shares of its Series A preferred stock and 9,000,000 shares of the preferred stock of its wholly owned subsidiary, First Endeavor Holdings (“FEH”).

For accounting purposes, the acquisition of Endeavor constituted a re-capitalization whereby Endeavor was deemed to have acquired Holloman. On February 15, 2008, the Company divested its interest in Endeavour (Note 3).

On November 21, 2007, the Company acquired Holloman Petroleum Pty. Ltd. (“Holloman Petroleum”) for 18,600,000 shares of its common stock.  Holloman Petroleum’s assets consisted of working interests, varying between 37.5% and 100%, in seven oil and gas permits in Australia.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage. It has not generated operating revenues to date, and has accumulated losses of $10,811,916 since inception. Holloman has funded its operations through the issuance of capital stock and debt. Management plans to raise additional funds through; third-party equity or debt financings, joint venturing of its work program obligations with third parties who will pay a significant portion of required program costs, and reliance upon the continued support of its controlling shareholder. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. Holloman’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon; the continued support of its controlling shareholder, its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these audited consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. The Company has not produced revenues from its principal business and is an exploration stage company as defined by “Accounting and Reporting by Development Stage Enterprises.” These financial statements include the accounts of the Company and its wholly owned subsidiaries FEH and Holloman Petroleum. All intercompany transactions and balances have been eliminated.

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

Foreign Currency Translation

The Company and its Australian subsidiaries’ functional and reporting currency is the United States dollar. The functional currency of the Company’s Canadian subsidiary was the Canadian dollar. Foreign currency financial statements of the Company’s Canadian subsidiary was translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of the Company’s Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. Translation gains and losses are included in the determination of income. Foreign currency transactions of the Company’s subsidiaries are primarily undertaken in Australian and Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserve, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized.  At December 31, 2009, all of the Company’s oil and gas interests were classified as unproven properties and were not being amortized.

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

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  The liability accretes until the Company settles the obligation.

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

Income taxes

Income taxes are determined using the liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment.  In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company accounts for uncertainty in income taxes by applying a two-step method. First, it evaluates whether a tax position has met a more likely than not recognition threshold, and second, it measures that tax position to determine the amount of benefit, if any, to be recognized in the financial statements. The application of this method did not have a material effect on the Company's financial statements.

Stock based compensation

The Company records compensation expense in the financial statements for share based payments using the fair value method. The fair value of share-based compensation to directors and employees is determined using the Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods and services received. Share-based compensation is expensed with a corresponding increase to share capital.  Upon the exercise of the stock options, the consideration paid is recorded as an increase in share capital.

Long-Lived assets

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

Fair Value of Financial instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, other receivables, loans payable, deposit on acquisition, accounts payable and amounts due to related parties approximates their carrying value due to their short-term nature.

In connection with private placements and compensation arrangements, the Company granted a 2% net revenue interest in wells drilled by the Company, or on its behalf, in the Company’s concessions covering lands in the Cooper Basin of Australia.  It is management’s opinion that no value can be assigned to these revenue interests, as the fair value cannot be reasonably determined given the current stage of exploration.

Other Comprehensive Income (Loss)

The Company reports and displays comprehensive loss and its components in the financial statements. For the years ended December 31, 2009 and 2008, the only components of comprehensive loss were foreign currency translation adjustments.

Earnings per share

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

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

On February 1, 2008, the Company entered into an agreement with its former Chief Executive Officer which provided the Company the option of exchanging all of its interest in Endeavor for the Company’s Series A Preferred shares and the Class A Preferred shares of FEH held by the former CEO.

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

4.           OIL AND GAS PROPERTIES

General

All of the Company’s oil and gas properties are located in Australia and are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion. The Company intends to acquire additional seismic data and begin drilling exploratory wells on its properties within 24 months. It anticipates depletion of these properties will begin during fiscal year 2011. The costs incurred in oil and gas property acquisition and exploration activities are summarized as follows:

Australian Exploration Properties - Unproven
Balance, December 31, 2006	$––
Acquisition costs	15,903,000
Impact of deferred tax liability	6,177,000
Exploration costs	290,925
Balance, December 31, 2007	22,370,925
Exploration Costs	710,204
Balance, December 31, 2008	23,081,129
Write down – Barrow	(2,908,010)
Write down – Vic P60	(2,212,197)
Write down – Deferred tax gross-ups	(1,636,508)
Exploration Costs	131,806
Balance, December 31, 2009	$16,456,220

In May 2007, the Company entered into an agreement to acquire a 62.5% working interest in an Australian oil and gas exploration permit covering 340,000 acres, more or less, in an area known as Victoria Permit 60 (“Vic P60”).  In connection with the agreement, the Company paid $639,487 in the form of a deposit on Vic P60.

On November 21, 2007, the Company purchased seven Australian oil and gas interests. This purchase was facilitated by the acquisition of Holloman Petroleum Pty. Ltd., a privately held Australian-based company, for 18,600,000 shares of the Company's common stock with a fair market value of $15,903,000. The purchase included a 66.67% working interest in two licenses located in the Cooper Basin, in the State of South Australia, the remaining 37.5% working interest in Vic P60 in the Gippsland Basin, in the State of Victoria, and a 100% working interest in three permits in the Barrow Sub-Basin, in the State of Western Australia.

Onshore – The Cooper Basin

On June 11, 2008 the Australian government consolidated two of the Company’s oil and gas licenses in the Cooper Basin (PEL 108 and PEL 109) into one license (PEL 444). In connection with that consolidation, the government also extended the license term and associated work programs for PEL 444 and PEL 112 by five years. Under Australian Law, at the end of each five year term, one third of the area covered by a petroleum exploration license must be relinquished. Accordingly, during June 2008, the Company identified and relinquished a third of the acreage covered by PEL 112 and PEL 444 to the government.

The Company is currently party to a contingent agreement with Holloman Oil & Gas Limited (“HOG”), an Australian corporation, which grants HOG its working interest in PEL 112.  To earn its working interest, HOG agreed to:

●	Fund the costs required to drill, and if warranted, complete three wells on the PEL 112 within the timeframes required by the permit work programs; and

●	Pay the Company a 1.33% overriding royalty on gross revenues generated from the sale of any oil or gas produced from wells drilled on the PEL 112.

In the event the contingent agreement is pursued, the Company has the right to earn up to a 33.33% working interest in the PEL 112 license by paying, prior to the time any well has reached 50% of the expected total depth, the Company’s proportionate share of the cost of drilling any of the wells involved in a three-well drilling program.  The Company also has the right to earn up to a one-third working interest in any future wells drilled on the PEL 112 by paying its proportionate share of the cost of drilling. Two of the Company’s officers/directors are officers and shareholders in Holloman Corporation, which holds a 100% interest in HOG.

On August 28, 2009 the Company retained Macquarie Tristone Capital Inc. (“Tristone”) to assist in finding a joint venture partner to share all or part of its costs of exploring and developing its Cooper Basin licenses. The Company has no obligation to accept any transaction proposed by Tristone. Under the Tristone agreement, the Company paid a non-refundable retainer fee of CAD$50,000 and will pay CAD$50,000 per month for a minimum and maximum of four months (total work fees CAD$200,000). During the year ended December 31, 2009, the Company paid CAD$100,000 to Tristone. The Company will also pay Tristone success fees ranging between CAD$800,000 and CAD$1,000,000 if Tristone is successful in arranging an acceptable transaction(s). The retainer and work fees are creditable against success fees, if success fees are incurred.

Offshore – Barrow Sub-Basin and Vic P60

During 2009, the Company relinquished all of its offshore oil and gas permits. The Barrow Sub-Basin permits (WA-372P, WA-373P and WA-395P) obligated the Company to drill 12 offshore exploration wells during the period from June 2010 to June 2013. The Vic P60 permit obligated the Company to drill an additional exploration well by October 28, 2010.  Both the Barrow and Vic P60 permits also required the acquisition of significant amounts of 3D seismic data.  The Company relinquished its Barrow Sub-Basin permits effective June 30, 2009. As a result of the application of a full cost pool "ceiling test", the Company determined that the carrying value of its pool of unproven properties was impaired to the extent of the carrying value of those permits. Accordingly, it recognized a loss on the impairment of oil and gas assets of $2,908,010. Oil and gas properties were reduced by the same amount to reflect the impairment of the Barrow permits.

The Company relinquished its Vic P60 permit effective December 28, 2009. As a result of the application of a full cost pool "ceiling test", the Company determined that the carrying value of its pool of unproven properties was impaired to the extent of the carrying value of that permit. Accordingly, it recognized a loss on the impairment of oil and gas assets of $2,851,684. This loss included the write-off of the $639,487deposit paid in connection with the acquisition of Vic P60. Oil and gas properties and deposit on acquisition were reduced by the same amounts to reflect the impairment of the Vic P60 permit.

The carry value of oil and gas properties was also reduced by $1,636,508 in deferred tax gross-up relating to the relinquished permits

5.           LOANS PAYABLE

Loans payable consists of the following:

	December 31, 2009	December 31, 2008
Non-interest bearing loan, unsecured, payable upon demand	––	259,343
	$––	$259,343

On May 29, 2009, the Company converted all outstanding loans payable to shares of its common stock (Note 9).

6.           RELATED PARTY TRANSACTIONS

Non-interest bearing advances, unsecured and payable upon demand to shareholders and other related parties consist of the following:

	December 31, 2009	December 31, 2008
Advances from a company affiliated with the president and chief executive officer	$––	$74,729
Advances from shareholders / directors	––	243,553
Advances from Shareholder	––	1,254,521
	$––	$1,572,803

During 2009, the Company repaid advances of $840,000 and converted $732,803 in advances to shares of its common stock (Note 9).

During 2009, fees totaling $60,000 (2008 - $175,000) and $226,812 (2008 - $273,000) were paid to the Company’s former Chief Executive Officer and Chief Financial Officer, respectively. The fees were incurred as compensation for services rendered in the normal course of operations and were paid at the amount established and agreed to by the related parties.

Beginning September 1, 2008, administrative services fees of $50,000 per month (2008 total - $200,000) were payable to the Company’s principal shareholder, Holloman Corporation. These fees were to be paid on a quarterly basis in shares of the Company’s restricted common stock at the average closing price of the stock for the last 10 trading-days of the applicable monthly billing period. The agreement under which these fees are incurred can be terminated by either party with 30-days notice. Due to market conditions, the Company amended its administrative service agreement with Holloman Corporation to cancel fees payable under that agreement through April 30, 2010.  As a result, no such fees were incurred during 2009. Two of the Company’s officers/directors are officers and/or directors and shareholders in Holloman Corporation.

7.          STOCK-BASED COMPENSATION

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

Number of Shares Issuable Upon Exercise of Option	Exercise Price	Vesting Period	First Date Exercisable	Expiration Date
1,200,000	$0.70	None	8/15/2009	8/15/2012
1,200,000	$0.80	1 Year	8/15/2010	8/15/2012
1,200,000	$1.00	1 Year	8/15/2010	8/15/2014
1,200,000	$1.20	2 Years	8/15/2011	8/15/2014
4,800,000

In applying the Black-Scholes model, the Company used; contractual lives of 3-5 years, historical stock price volatility of 154%, a risk-free rate of 3.5% and annual dividend rate of 0%.

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (yrs)	Aggregate Intrinsic value
Outstanding – January 1, 2009	––	––
Granted	4,800	$0.93
Exercised	––	––
Forfeited or expired	––	––
Outstanding – December 31, 2009	4,800	$0.93	3.71	$0.00
Exercisable – December 31, 2009	1,200	$0.70	2.71	$0.00

The weighted-average grant-date fair value of options granted during 2009 was $0.50.

As of December 31, 2009 there was $1,263,000 of total unrecognized compensation cost related to non-vested share-based compensation under the Option Plan. Of this amount, $1,066,000 is expected to be recognized during 2010, and $197,000 during  2011. A total of $1,143,378 in non-cash, stock-based compensation has been recognized in the statement of operations during 2009 in connection with the Option Plan.

On August 15, 2009, the Company issued 200,000 shares of its common stock to officers and directors pursuant to the Stock Bonus Plan. The fair value for shares of common stock given as compensation is the average market price of the stock for the 10-day period preceding the date of grant. The 200,000 Bonus Shares had a value of $0.56 per share at the date of issuance. The Company recognized non-cash management and director’s fees of $112,000 related to the Bonus Shares in the statements of operations.

On August 15, 2009, the Company also issued its officers and directors fractional participation in a 2% net revenue interest in wells drilled by the Company on its lands in the Cooper basin. These participation units represent a 0.454% interest in the Company’s Cooper Basin revenues, after all royalties, exploration expenses, operating costs and capital investments associated with the Cooper Basin have been recovered. In management’s opinion no value can be assigned to these revenue interests, as any valuation is non-estimable.

8.           PREFERRED SHARES

The Company and its wholly-owned subsidiary, FEH are each authorized to issue 10,000,000 preferred shares with a par value of $0.001 per share. At December 31, 2009, neither the Company nor FEH had any preferred shares outstanding.

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

On February 1, 2008 the Company entered into an agreement with its former Chief Executive Officer which provided the Company with the option of exchanging all of the Company’s interest in Endeavor for the Company’s Series A Preferred shares and the Class A Preferred shares of FEH previously issued in connection with the Company’s original acquisition of Endeavor. On February 15, 2008 the option was exercised.  As a result, the 6,500 shares of the Company’s Series A Preferred stock and the 6,500,000 Class A Preferred shares of FEH were returned to the Company and cancelled and all outstanding shares of Endeavor were transferred to the former CEO (Note 3).

At the option of the remaining preferred stockholders, the residual 2,500 shares of the Company’s Series A Preferred stock and 2,500,000 preferred shares of FEH were converted into an equivalent number of shares of the Company’s common stock during June 2008.

9.           COMMON SHARES

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001.

On May 29, 2009, the Company issued 9,385,935 restricted shares of its common stock in settlement of $938,592 in loans and advances payable. The parties receiving these shares included; Holloman Corporation, a principal shareholder of the Company (6,045,218 shares for debt of $604,520), Open Bay Holdings Ltd., a Company controlled by the Company’s former Chief Executive Officer (747,287 shares for debt of $74,729) and an unrelated party (2,593,430 shares for debt of $259,343) (Notes 5 and 6).

On August 15, 2009, the Company issued 200,000 shares of its common stock with a fair market value of $112,000 as compensation for services under a Stock Bonus Plan (Note 7).

On October 6, 2009, the Company issued 500,000 shares of its common stock, with a fair market value of $204,250, to a third party vendor as compensation for advisory and public relations services.

During December 2009, the Company sold 1,992,820 shares of common stock in a private placement of investment units to Holloman Corporation, and to certain directors and officers of the Company, and to 3 non-affiliated parties. The investment units were priced at $0.48 each and consisted of one share of the Company’s common stock, and one stock purchase warrant. Each stock warrant entitles the holder to purchase one half share of the Company’s common stock at a price of $0.80 per share until December 17, 2012. Proceeds from the private placement totaled $956,553, of which $893,000 was paid in cash and $63,553 was a conversion of indebtedness.

At December 31, 2009, 25,125,160 share purchase warrants and stock options are issued and outstanding. During the year ended December 31, 2009, 286,201warrants with a weighted-average exercise price of $3.00 per share expired during 2009. No warrants or options have been exercised or forfeited since inception. The weighted-average remaining life and exercise price of outstanding stock options and warrants at December 31, 2009 were 25 months and $1.23, respectively.

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

10.        INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2009	Year Ended December 31 2008
Statutory tax rates	35%	35%
Expected recovery of income taxes at statutory rates	$(3,812,944)	$274,251
Increase (reduction) in income taxes resulting from:
Non-deductible expenditures and other	865,889	(317,498)
Foreign exchange rate and tax rate differences	374,017	(78,676)
Valuation allowance change	328,931	121,923
Provision for income taxes	$(2,244,107)	$––

The significant components of deferred income tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Deferred income tax assets:
US net operating loss carryforwards	$863,061	$534,130
Australian operating loss carryforwards	59,898	28,885
Australian deposits on property	191,846	––
US loan receivable	543,806	543,806
Total deferred income tax assets	1,658,611	1,106,821
Less: valuation allowance	(1,406,867)	(1,077,936)
Deferred income tax assets, net	$251,744	$28,885
Petroleum and natural gas properties, Australia	$(4,442,814)	$(5,115,041)
Deferred income tax liabilities, net	$(4,191,070)	$(5,086,156)

In the United States, the Company had regular tax net operating losses of $2,465,888 that expire from 2026 through 2029.  A valuation allowance of $863,061 (2008 - $534,130) has been applied against the deferred tax asset representing these losses.

In Australia, the Company had regular tax net operating losses of $199,660 (2008 - $96,283) that may be used in future years to reduce taxable income.