Form 10-K/A
period 2009-12-31
HOLLOMAN ENERGY CORP
filed 2010-04-01
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-K/A
Amendment Number 1
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

PART I

Hollman Energy Corporation is filing this report on Form 10-K/A to its 10-K report for the year ended December 31, 2009 (the "Original 10-K") to include the date on the report of its independent registered public accounting firm which had been erroneously omitted during the conversion of its documents for filing. For the convenience of the reader, this 10-K/A amends in it entirety the Original 10-K.

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

/s/ DMCL

Vancouver, Canada March 31, 2010	DALE MATHESON CARR-HILTON LABONTE LLP CHARTERED ACCOUNTANTS

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS (Audited)

	December 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS
Cash	$1,089,456	$1,763,998
Other receivable	3,425	2,838
Prepaid expenses and deposits	12,037	5,375

	1,104,918	1,772,211

Oil and gas properties, full cost method, unproven	16,456,220	23,081,129

Deposit on acquisition	-	639,487

Total Assets	$17,561,138	$25,492,827

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$270,674	$175,351
Loans payable	-	259,343
Due to related parties	-	1,572,803

	270,674	2,007,497

Deferred tax liability	4,191,070	5,086,156

Total Liabilities	4,461,744	7,093,653

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