Form 10-Q
period 2010-03-31
HOLLOMAN ENERGY CORP
filed 2010-05-17
CIK 1324736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Class of Stock	No. Shares Outstanding	Date
Common	107,237,820	May 10, 2010

ITEM 1.

FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$659,090	$1,089,456
Other receivable	1,067	3,425
Prepaid expenses and deposits	68,673	12,037

	728,830	1,104,918

Oil and gas properties, full cost method, unproven	16,483,019	16,456,220

Total Assets	$17,211,849	$17,561,138

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$253,406	$270,674

	253,406	270,674

Deferred tax liability	4,321,760	4,191,070

Total Liabilities	4,575,166	4,461,744

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
107,237,820 common shares (107,237,820 at December 31, 2009)	107,238	107,238
Additional paid in capital	24,186,208	23,806,998
Accumulated other comprehensive loss	(5,305)	(2,926)
Deficit accumulated during the exploration stage	(11,651,458)	(10,811,916)

Total Stockholders' Equity	12,636,683	13,099,394

Total Liabilities and Stockholders' Equity	$17,211,849	$17,561,138

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative results from May 5, 2006 to March 31, 2010	Three Months Ended March 31,
		2010	2009
CONTINUING OPERATIONS
Consulting	$1,102,958	$174,605	$90,024
Foreign exchange loss	404,058	132,711	1,507
Gain on settlement of debt	(40,026)	—	—
Management and directors fees	762,875	92,800	50,000
Stock-based compensation expense	1,522,587	379,210	—
Office, travel and general	505,324	48,312	13,437
Professional fees	484,147	11,904	5,583
Salaries, wages, and benefits	86,666	—	—

General and Administrative Expenses	(4,828,589)	(839,542)	(160,551)

Oil & gas property impairment	(7,396,207)	—	—
Deferred income tax recovery	2,244,107	—	—

Loss from Continuing Operations	(9,980,689)	(839,542)	(160,551)

DISCONTINUED OPERATIONS
Net Loss from Discontinued Operations	(2,454,637)	—	—
Gain on Disposal of Endeavor	783,868	—	—

Loss from Discontinued Operations	(1,670,769)	—	—

NET LOSS	$(11,651,458)	$(839,542)	$(160,551)

BASIC AND DILUTED NET LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE		$(0.01)	$(0.00)

BASIC AND DILUTED NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		107,237,820	95,159,065

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION

(A Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative results from May 5, 2006 to March 31, 2010	Three Months Ended March 31,
		2010	2009
OPERATING ACTIVITIES
Net loss	$(11,651,458)	$(839,542)		$(160,551)

Adjustments to reconcile net loss to net cash used in operating activities:
Cash used by discontinued operations	1,729,701	—		—
Gain on disposal of Endeavor	(783,868)	—		—
Gain from settlement of indebtedness	(65,026)	—		—
Stock-based compensation and fee payments	2,038,837	379,210		—
Unrealized foreign exchange loss	356,148	128,313		1,507
Impairment of oil and gas properties (net of tax recovery)	5,152,100	—		—
Changes in non-cash working capital items
Other receivable	(1,067)	2,358		21
Prepaid expenses and deposits	(68,673)	(56,636)		(29,992)
Accounts payable and accrued liabilities	428,556	(17,269)		(45,075)

Cash used in operations	(2,864,750)	(403,566)		(234,090)

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	—		—
Common stock issued for cash	3,325,001	—		—
Loans payable	50,567	—		—
Due to related parties	1,343,831	—		(835,000)

Cash provided by financing activities	6,719,660	—		(835,000)

INVESTING ACTIVITIES
Investing Activities from discontinued operations	(1,447,739)	—		—
Petroleum and natural gas expenditures	(1,121,289)	(26,800)		(7,080)
Cash acquired on acquisition	12,695	—		—
Deposit on acquisition	(639,487)	—		—
Deposits	—	—		—

Cash used in investing activities	(3,195,820)	(26,800)		(7,080)

CHANGE IN CASH	659,090	(430,366)		(1,076,170)

CASH, BEGINNING	—	1,089,456		1,763,998

CASH, ENDING	$659,090	$659,090		$687,828

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$9,908	$—		$—
Cash paid for income taxes	$—	$—		$—

NON-CASH ACTIVITIES:
Shares issued on conversion of management fees	$200,000	$—		$—
Shares issued on conversion of liabilities	$2,641,879	$—		$—
Shares issued for property acquired	$15,903,000	$—	$

The accompanying notes are an integral part of these financial statements

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

1.

BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

2.

OIL AND GAS PROPERTIES

The Company’s oil and gas properties are located in Australia and are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion.

The Company has a 66.67% working interest in two licenses (PEL 112 and PEL 444) located in the Cooper/Eromanga Basin, in the State of South Australia.

On June 11, 2008 the Australian government consolidated two of the Company’s oil and gas licenses (PEL 108 and PEL 109) into one license (PEL 444). In connection with that consolidation, the government also extended the license term and associated work programs for PEL 444 and PEL 112 by five years.

The Company is currently party to a contingent agreement with Holloman Oil & Gas Limited (“HOG”), an Australian corporation, which potentially grants HOG its working interest in PEL 112. To earn its working interest, HOG agreed to:

•

Fund the costs required to drill, and if warranted, complete three wells on PEL 112 within the timeframes required by the permit work programs; and

•

Pay the Company a 1.33% overriding royalty on gross revenues generated from the sale of any oil or gas produced from wells drilled on the PEL 112.

In the event the agreement is pursued, the Company has the right to earn up to a 33.33% working interest in the PEL 112 license by paying, prior to the time any well has reached 50% of the expected total depth, the Company’s proportionate share of the cost of drilling any of the wells involved in a three-well drilling program. The Company also has the right to earn up to a one-third working interest in any future wells drilled on the PEL 112 by paying its proportionate share of the cost of drilling. Two of the Company’s officers/directors are officers and/or directors and shareholders in Holloman Corporation, which holds a 100% interest in HOG.

On August 28, 2009 the Company retained Macquarie Tristone (“Tristone”) to assist in finding a joint venture partner to share all or part of its costs of exploring and developing its Cooper Basin licenses. The Company has no obligation to accept any transaction proposed by Tristone. The Company agreed to pay Tristone a non-refundable retainer fee of CAD$50,000 (USD$47,900) and CAD$50,000 per month for a minimum and maximum of four months (total work fees USD$189,900). During the 3 months ended March 31, 2010, the Company incurred CAD$150,000 (USD$142,607) in fees to Tristone. The Company will also pay Tristone success fees ranging between CAD$800,000 and CAD$1,000,000 if Tristone is successful in arranging an acceptable transaction(s). The retainer and work fees are creditable against success fees, if success fees are incurred.

3.

STOCK-BASED COMPENSATION

During the three month period ended March 31, 2010 the Company recognized $379,210 of non-cash compensation expense related to non-vested share-based compensation under its 2009 Non-Qualified Stock Option Plan (the “Option Plan”). As of March 31, 2009, $883,750 of total unrecognized compensation cost remains under the Option Plan. Of this amount, $686,900 is expected to be recognized during the remainder of 2010, and $196,850 during 2011.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K/A, filed with Securities Exchange Commission on April 1, 2010, and, from time to time, in other reports we file with the U.S. Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited financial statements and related notes included as part of this report and our Form 10-K/A, for the year ended December 31, 2009 filed with Securities Exchange Commission on April 1, 2010.

Holloman Energy Corporation (“we” or the “Company”) was incorporated in Nevada on May 14, 2004. Between May 2004 and May 2007 we were relatively inactive.

The acquisition and disposal of Endeavor Canada

On August 3, 2007 we acquired Endeavor Canada, an Alberta corporation involved in the exploration and development of oil and gas, for 9,000 shares of our Series A Preferred stock and 9,000,000 shares of the Class A Preferred stock of our wholly owned subsidiary, First Endeavor Holdings. Cameron King, one of our former officers and directors, owned a controlling interest in Endeavor Canada at the time of this transaction and received 6,500 Series A Preferred shares and 6,500,000 First Endeavor Holdings Class A preferred shares in exchange for his shares in Endeavor. For accounting purposes, our acquisition of Endeavor Canada constituted a recapitalization and the acquisition was accounted for similar to a reverse merger whereby we were deemed to have been acquired by Endeavor Canada.

During January 2008, we determined that the oil and gas assets held by Endeavor Canada did not warrant further investment. On February 15, 2008 we sold our interest in Endeavor Canada to Cameron King. As part of the consideration for the purchase, the 6,500 shares of our Series A Preferred stock and the 6,500,000 Class A Preferred shares of First Endeavor Holdings previously issued to Mr. King were returned to us and cancelled. At the time of the sale, the assets of Endeavor Canada included all of our Canadian oil and gas properties.

Oil and gas properties

In May 2007 we acquired a 62.5% working interest in an offshore Australian oil and gas exploration permit area known as Victoria Permit 60 (“Vic P60”). We paid $639,487 in cash plus a 4.00% overriding royalty participation for this interest.

On November 21, 2007 we acquired Holloman Petroleum Pty. Ltd. (“Holloman Petroleum”) for 18,600,000 shares of our common stock with a fair market value of $15,903,000. Holloman Petroleum’s assets consisted of working interests, varying between 37.5% and 100%, in seven oil and gas permits awarded by the Australian government. These permits, which had remaining terms expiring between October 2010 and June 2013, cover 4,554 square kilometers (1,125,317 acres) of land in the Cooper/Eromanga Basin and 2,589 square kilometers (639,755 acres) offshore in the Gippsland Basin and the Barrow Sub-Basin.

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

The Department of Primary Industries and Resources of South Australia reports that the Cooper Basin has sourced over 4 billion barrels of oil and 5 trillion cubic feet of recoverable gas. It has in excess 120,000 kilometers of 2-D seismic data and more than 1,200 wells in 65 oil and 20 gas fields. Our management believes that Australia provides a stable regulatory, tax and business environment in the oil and gas sector.

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

To maintain our exploration rights in the Cooper/Eromanga Basin, the Australian Government requires that we fulfill the following minimum work commitments:

License	Description of Minimum Work Obligation	Date of Required Completion
PEL 112	Reprocessing of seismic data on hand: 2-D	June 11, 2010
PEL 112	Acquisition of new seismic data: 2-D (100km)	June 11, 2011
PEL 112	Geological and geophysical studies	June 11, 2012
PEL 112	Drill one well	June 11, 2013
PEL 444	Reprocessing of seismic data on hand: 2-D	June 11, 2010
PEL 444	Acquisition of new seismic data: 2-D (200km)	June 11, 2011
PEL 444	Geological and geophysical studies	June 11, 2012
PEL 444	Drill one well	June 11, 2013

The farmin agreement through which we hold our working interests in PEL 112 and PEL 444 also obligates us to fulfill the drilling commitment set forth by the Australian Government.

Based on technical recommendations, we intend to pursue the acquisition of a combination of 3-D and 2-D seismic data on our leases. Our current exploration plan also calls for the drilling of more than the two wells required in the minimum work program.

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

In 2009 we retained Macquarie Tristone (“Tristone”) to assist us in finding a joint venture partner to share all, or part, of the costs of exploring and developing our Cooper Basin concessions. We are under no obligation to accept any transaction proposed by as a result of this process. We have also expanded independent geological and geophysical research on our Cooper Basin licenses.

In connection with our search for joint venture partners, Tristone has prepared and managed data rooms presenting technical, environmental and economic information related to our Cooper Basin holdings. The data rooms were opened on January 14, 2010 for research by qualified parties subject to a strict confidentiality agreement. Non-binding joint venture proposals were solicited March 9, 2010. We have received multiple offers or firm expressions of interest from potential joint venture partners as a result of this process. We are currently reviewing and responding to these proposals to determine which, if any, are acceptable to us.

During 2009, we actively sought joint venture partners for our oil and gas concessions and pursued financing to support seismic acquisition in the Cooper/Eromanga Basin. During 2010, we anticipate the establishment of one or more joint ventures, obtaining additional capital, and the pursuit of our Cooper Basin exploration plan.

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

Despite our best efforts, we were unable to identify a joint venture partner willing to undertake the obligations associated with those permits, and felt it unlikely that we could do so in the current economic climate. Our work requirements to hold the permits had fallen behind schedule. Further, we recognized that continued pursuit of these permits would detract from our ability to maximize the value of our Cooper/Eromanga Basin holdings. As a result, we determined that it was in our best interest to relinquish our exploration rights in our offshore permits.

On June 18, 2009 we requested procedural advice from the Australian government concerning relinquishment of our Barrow Sub-Basin permits. On August 5, 2009 the government returned a Notice of Intent to Cancel those permits. On October 16, 2009 the permits were cancelled.

On December 28, 2009 we requested procedural advice from the Australian government concerning relinquishment of the Vic P60 permit. On April 16, 2010 the government returned its final Notice of Intent to Cancel that permit. We are awaiting the date of final cancellation.

Results of Operations

We have recognized inception to date net losses from the discontinued operations of Endeavor Canada totaling $2,454,637. During February 2008, we recognized a gain upon the divestiture of Endeavor Canada of $783,868.

Total consulting, management, office, travel and professional expenses incurred during the three months ended March 31, 2010 increased by approximately $169,000 (105%) when compared to the same period during the prior year. This increase relates primarily to contract fees incurred during 2010 in our search for joint venture partners.

The Australian dollar fluctuated from .89 to .92 US dollars during the three months ended March 31, 2010. As a result, we recognized a foreign exchange loss of $132,711 during that period. Substantially all of our non-cash foreign exchange gain/losses relates to the measurement of US dollars required to settle deferred taxes payable to the Australian Government.

On August 15, 2009, we established a Non-Qualified Stock Option Plan. In connection with that plan we recognized non-cash, stock-based compensation expense of $379,210 during the three months ended March 31, 2010.

Financial Condition, Liquidity and Capital Resources

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies are recovering from a recession which continues to inhibit investment liquidity. Though improved, fluctuating oil and gas prices provide additional uncertainty in capital markets. Our access to capital, as well as that of our partners and contractors, could be limited due to tightened credit markets and may inhibit the formation of exploration ventures. As a result, the development of our property interests may be delayed due to financial constraints.

Further, our oil and gas leases are highly sensitive to the market price of oil and the availability of capital required to fulfill our lease obligations in a timely manner. In the event capital remains unavailable for an extended period, the value of our oil and gas leases may be impaired.

Early estimates indicate the costs to perform the minimum required work over the life of our Cooper Basin licenses would range from $8.5 million to $10 million. Based upon technical recommendations, however, we intend to pursue the acquisition of a combination of 2-D and 3-D seismic data on our licenses. Our current exploration plan also calls for the drilling of more than the two wells required in the minimum work program. Early estimates indicate the costs to perform the work outlined in our current Cooper Basin exploration plan would range from $27 million to $30 million.

Our Cooper Basin exploration plan calls for the expenditure of approximately $10 million prior to May 10, 2011. We intend to joint venture our work program obligations with third parties which will pay all, or a significant portion, of the costs required to explore for oil and gas in the area covered by our permits.

On August 28, 2009 we retained Tristone to assist us in finding a joint venture partner to share all or part of the costs of exploring, and developing our Cooper Basin concessions. We have agreed to pay Tristone work fees of up to CAD$300,000, depending on the extent of services provided, and fees ranging between CAD$800,000 and CAD$1,000,000 if Tristone is successful in arranging a transaction acceptable to us. We are under no obligation to complete any transaction proposed as a result of this process.

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

As part of our cost cutting efforts, we amended our Administrative Service Agreement with Holloman Corporation to cancel fees payable under that agreement through April 30, 2010. As a result, no such fees were incurred during 2009 or the three months ended March 31, 2010.

Other than the obligations associated with our oil and gas concessions in Australia, we have no material future contractual obligations as of March 31, 2010.

Our operations have been financed from the sale of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates.

During the three months ended March 31, 2009, we repaid $835,000 in advances payable to related parties.

We believe our plan of operations may require up to $12,000,000 for exploration costs and administrative expenses over the twelve-month period ending May 10, 2011. We are attempting to raise investment capital and enter into joint ventures with third parties who will pay all, or a significant portion of the costs required to explore for oil and gas and otherwise fulfill the obligations required by our Australian licenses.

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

As of May 10, 2010 we did not have any off balance sheet arrangements.

As of May 10, 2010 we did not have any proven oil or gas reserves and we did not have any revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserve, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At March 31, 2010, all of our oil and gas interests were classified as unproven properties and were not being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Foreign currency translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our former Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. Translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of March 31, 2010, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

ITEM 4T.

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

HOLLOMAN ENERGY CORPORATION

Date: May 17, 2010	/s/ MARK STEVENSON
Mark Stevenson, Principal Executive Officer

Date: May 17, 2010	/s/ ROBERT WESOLEK
Robert Wesolek, Principal Financial and
Accounting Officer