Form 10-Q
period 2010-06-30
HOLLOMAN ENERGY CORP
filed 2010-08-13
CIK 1324736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

 Yes ☐     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Class of Stock	No. Shares Outstanding	Date
Common	107,237,820	August 10, 2010

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$445,672	$1,089,456
Other receivable	837	3,425
Prepaid expenses	40,326	12,037
	486,835	1,104,918

Oil and gas properties, full cost method, unproven	16,497,462	16,456,220
Total Assets	$16,984,297	$17,561,138

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$176,056	$270,674
	176,056	270,674

Deferred tax liability	4,008,826	4,191,070
Total Liabilities	4,184,882	4,461,744

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
107,237,820 common shares (107,237,820 at December 31, 2009)	107,238	107,238
Additional paid in capital	24,565,418	23,806,998
Accumulated other comprehensive loss	(3,423)	(2,926)
Deficit accumulated during the exploration stage	(11,869,818)	(10,811,916)
Total Stockholders' Equity	12,799,415	13,099,394

Total Liabilities and Stockholders' Equity	$16,984,297	$17,561,138

The accompanying notes are an integral part of these interim consolidated financial statements

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative results from May 5, 2006 to June 30, 2010	Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
CONTINUING OPERATIONS
Consulting	$1,167,365	$64,407	$62,853	$239,012	$152,877
Foreign exchange (gain) loss	91,142	(312,916)	1,426	(180,205)	2,933
Gain on settlement of debt	(40,026)	—	—	—	—
Management and directors fees	833,075	70,200	—	163,000	50,000
Stock-based compensation expense	1,901,798	379,211	—	758,421	—
Office, travel and general	521,776	16,452	19,557	64,764	32,994
Professional fees	485,153	1,006	16,466	12,910	22,049
Salaries, wages, and benefits	86,666	—	—	—	—
General and Administrative Expenses	(5,046,949)	(218,360)	(100,302)	(1,057,902)	(260,853)

Oil & gas property impairment	(7,396,207)	—	(2,908,010)	—	(2,908,010)
Deferred income tax recovery	2,244,107	—	—	—	—
Loss from Continuing Operations	(10,199,049)	(218,360)	(3,008,312)	(1,057,902)	(3,168,863)

DISCONTINUED OPERATIONS
Net Loss from Discontinued Operations	(2,454,637)	—	—	—	—
Gain on Disposal of Endeavor	783,868	—	—	—	—

Loss from Discontinued Operations	(1,670,769)	—	—	—	—

NET LOSS	$(11,869,818)	$(218,360)	$(3,008,312)	$(1,057,902)	$(3,168,863)

BASIC AND DILUTED NET LOSS FROM
CONTINUING OPERATIONS PER COMMON SHARE		$(0.00)	$(0.03)	$(0.01)	$(0.03)

BASIC AND DILUTED NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.03)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		107,237,820	98,047,045	107,237,820	96,611,033

The accompanying notes are an integral part of these interim consolidated financial statements

HOLLOMAN ENERGY CORPORATION

(A Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative results from May 5, 2006 to June 30, 2010	Six Months Ended June 30,
		2010	2009
OPERATING ACTIVITIES
Net loss	$(11,869,818)	$(1,057,902)	$(3,168,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Cash used by discontinued operations	1,729,701	—	—
Gain on disposal of Endeavor	(783,868)	—	—
Gain from settlement of indebtedness	(65,026)	—	—
Stock-based compensation and fee payments	2,418,048	758,421	—
Unrealized foreign exchange loss	45,094	(182,741)	(2,933)
Impairment of oil and gas properties (net of tax recovery)	5,152,100	—	2,908,010
Changes in non-cash working capital items
Other receivable	(837)	2,588	(331)
Prepaid expenses	(40,326)	(28,289)	(8,883)
Accounts payable and accrued liabilities	351,206	(94,619)	(57,080)

Cash used in operations	(3,063,726)	(602,542)	(330,080)

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	—	—
Common stock issued for cash	3,325,001	—	—
Loans payable	50,567	—	—
Due to related parties	1,343,831	—	(840,000)

Cash provided by (used in) financing activities	6,719,660	—	(840,000)

INVESTING ACTIVITIES
Investing Activities from discontinued operations	(1,447,739)	—	—
Petroleum and natural gas expenditures	(1,135,731)	(41,242)	(24,388)
Cash acquired on acquisition	12,695	—	—
Deposit on acquisition	(639,487)	—	—
Deposits	—	—	—

Cash used in investing activities	(3,210,262)	(41,242)	(24,388)

CHANGE IN CASH	445,672	(643,784)	(1,194,468)

CASH, BEGINNING	—	1,089,456	1,763,998

CASH, ENDING	$445,672	$445,672	$569,530

The accompanying notes are an integral part of these interim consolidated financial statements

HOLLOMAN ENERGY CORPORATION

(A Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Cumulative results from May 5, 2006 to June 30, 2010	Six Months Ended June 30,
		2010	2009
SUPPLEMENTAL DISCLOSURE:
Cash paid for Interest	$9,908	$—	$—
Cash paid for income taxes	$—	$—	$—

NON-CASH ACTIVITIES:
Shares issued on conversion of management fees	$200,000	$—	$—
Shares issued on conversion of liabilities	$2,641,879	$—	$938,592
Shares issued for property acquired	$15,903,000	$—	$—

The accompanying notes are an integral part of these interim consolidated financial statements

HOLLOMAN ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

1.

BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K/A, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

On August 28, 2009 the Company retained Macquarie Tristone (“Tristone”) to assist in finding a joint venture partner to share all or part of its costs of exploring and developing its Cooper/Eromaga Basin licenses. The Company has no obligation to accept any transaction proposed by Tristone. The Company agreed to pay Tristone a non-refundable retainer of CAD$50,000 (USD$47,900) and CAD$50,000 in fees per month for a minimum and maximum of four months (total work fees USD$189,900). During the six month period ended June 30, 2010, the Company incurred CAD$200,000 (USD$192,607) in fees to Tristone. The Company will also pay Tristone success fees ranging between CAD$800,000 and CAD$1,000,000 if Tristone is successful in arranging an acceptable transaction(s).  All fees paid to date are creditable against success fees, if success fees are incurred.

3.

STOCK-BASED COMPENSATION

During the six and three month periods ended June 30, 2010 the Company recognized $758,421 and $379,211, respectively, of non-cash compensation expense related to non-vested share-based compensation under its 2009 Non-Qualified Stock Option Plan (the “Option Plan”). As of June 30, 2010, $504,541 of total unrecognized compensation cost remains under the Option Plan. Of this amount, $307,706 is expected to be recognized during the remainder of 2010, and $196,835 during 2011.

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

On November 21, 2007 we acquired Holloman Petroleum Pty. Ltd. (“Holloman Petroleum”) for 18,600,000 shares of our common stock with a fair market value of $15,903,000.  At the time of purchase, Holloman Petroleum’s assets consisted of working interests, varying between 37.5% and 100%, in seven oil and gas permits awarded by the Australian government. These permits, which had remaining terms expiring between October 2010 and June 2013, covered 4,554 square kilometers (1,125,317 acres) of land in the Cooper/Eromanga Basin and 2,589 square kilometers (639,755 acres) offshore in the Gippsland Basin and the Barrow Sub-Basin.

Onshore licenses –Cooper Basin

We hold working interests of 66.67% in two onshore Petroleum Exploration Licenses (PELs) in Australia. PEL 112 is comprised of 2,196 square kilometers (542,643 gross acres). PEL 444, which resulted from the consolidation of the PEL 108 and PEL109 permits, is comprised of 2,358 square kilometers (582,674 gross acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. We are obligated to pay 4.46% in royalties on our revenues generated by operations on these licenses.

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

On March 7, 2008 we entered into a contingent agreement with Holloman Oil & Gas Limited (“Holloman Oil & Gas”). If pursued, the agreement grants Holloman Oil & Gas the right to earn a two-thirds working interest in PEL 112. To earn this working interest, Holloman Oil & Gas agreed to:

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

In June 2008 the Australian government extended the license term and associated work programs for PEL 444 and PEL 112 by five years. Under Australian Law, at the end of each five year term, one third of the area covered by a petroleum exploration license must be relinquished. During June 2008, we identified and relinquished one-third of the acreage covered by PEL 112 and PEL 444 to the Australian government.

To maintain our exploration rights in the Cooper/Eromanga Basin, the Australian Government requires that we fulfill the following minimum work commitments:

License	Description of Minimum Work Obligation	Date of Required Completion
PEL 112	Reprocessing of 2D seismic data	June 11, 2010
PEL 112	Acquisition of new seismic data: 2D (100km)	June 11, 2011
PEL 112	Geological and geophysical studies	June 11, 2012
PEL 112	Drill one well	June 11, 2013
PEL 444	Reprocessing of 2Dseismic data	June 11, 2010
PEL 444	Acquisition of new seismic data: 2D (200km)	June 11, 2011
PEL 444	Geological and geophysical studies	June 11, 2012
PEL 444	Drill one well	June 11, 2013

The farmin agreement through which we hold our working interests in PEL 112 and PEL 444 also obligates us to fulfill the drilling commitment established by the Australian Government. Based on technical recommendations, we intend to pursue the acquisition of a combination of 3D and 2D seismic data on our licenses. Our current exploration plan also calls for the drilling of more than the two wells required by the minimum work program.

During 2010, we substantially completed processing of more than 666 km (414 miles) of 2D seismic data. This reprocessing fulfilled our June 11, 2010 work program requirements and covered a significant portion of PEL 112 and PEL 444. Our 2D seismic reprocessing was performed by Dayboro Geophysical Pty Ltd (“Dayboro”) under the supervision of Isis Petroleum Consultants Pty Ltd (“Isis”). Both Isis and Dayboro are independent engineers with geological and geophysical expertise and lengthy work experience in the Cooper Basin. The processing sequence targeted lines which complimented our technical assessment of likely drilling prospects and future seismic acquisition.

We have also completed a broad range of technical studies relating to PEL 112 and PEL 444. The studies were performed by Isis and included; a) a review of Cooper Basin exploration acreage (including an analysis of the chronostratigraphy, an assessment of neighboring exploration results, an analysis of petroleum systems and a probabilistic volumetric assessment of leads), b) oil migration studies, c) adjacent oil pools studies, and d) economic feasibility studies. In the opinion of management, the results of the studies has increased the prospectivity of both licenses.

Heavy rains beginning in February 2010, created wide scale flooding in the Cooper Basin. The inaccessibility of roads and facilities has partially curtailed Cooper Basin oil production and resulted in a general contraction of exploration activity. Flood waters have begun to recede, but exploration within substantial areas of the Basin remains temporarily impractical. We understand that the receding of the flood waters will likely result in access to PEL112 prior to access to PEL 444. We continue the necessary steps to obtain “Work Area Clearances” and plan for the acquisition of additional targeted 3D and 2D seismic data on these licenses.

During the 2010 license year, we retained Macquarie Tristone (“Tristone”) to assist us in finding a joint venture partner to share all, or part, of the costs of exploring and developing our Cooper Basin concessions. In connection with that search, Tristone prepared and managed data rooms presenting technical, environmental and economic information related to our Cooper Basin holdings. We received multiple offers or firm expressions of interest from potential joint venture partners as a result of this process. We are currently finalizing discussions related to the  interest generated to determine which, if any, are acceptable to us. We believe the results and timing of our joint venture negotiations have been negatively affected by the flooding.

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

The Vic P60 permit obligated us to drill a deep-sea exploration well by October 28, 2010. The Barrow Sub-Basin permits (WA-372P, WA-373P and WA-395P) required us to drill 12 offshore exploration wells between June 2010 and June 2013. Both the Barrow and Vic P60 permits also required the acquisition of significant amounts of 3D seismic data. Early estimates indicated the costs to perform the required work on the Barrow and Vic P60 permits would be in excess of $220,500,000.

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

Results of Operations

Total consulting, management, office, travel and professional expenses for the three and six month periods ended June 30, 2010 increased by approximately $53,000 (54%) and $222,000 (86%), respectively, when compared to the same periods during the prior year. This increase relates primarily to contract and travel fees incurred during 2010 in our search for joint venture partners.

The Australian dollar decreased from .92 to .86 US dollars and from .89 to .86 US dollars during the three and six month periods ended June 30, 2010, respectively. As a result, we recognized foreign exchange gains of $312,916 and $180,205 during the respective periods. Substantially all of our non-cash foreign exchange gain/losses relates to the measurement of US dollars required to settle deferred taxes payable to the Australian Government.

On August 15, 2009, we established a Non-Qualified Stock Option Plan. In connection with that plan, we recognized non-cash, stock-based compensation expense of $379,211 and $758,421 during the three and six month periods ended June 30, 2010, respectively.

We have recognized inception to date net losses of approximately $11,870,000. Those losses include the net impact of the discontinued operations of Endeavor Canada totaling $1,671,000 and a net impairment of oil and gas properties of approximately $5,152,000 related to the relinquishment of our offshore concessions. Residual losses relate to exploration stage operations.

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

Early estimates indicate the costs to perform the minimum required work over the life of our Cooper Basin licenses would range from $8.5 million to $10 million. Based upon technical recommendations, however, we intend to pursue the acquisition of a combination of 2-D and 3-D seismic data on our licenses. Our current exploration plan also calls for the drilling of more than the two wells required by the minimum work program. Early estimates indicate the costs to perform the work outlined in our current Cooper Basin exploration plan would range from $27 million to $30 million.

Our Cooper Basin exploration plan calls for the expenditure of approximately $10 million prior to August 31, 2011. We intend to joint venture our work program obligations with third parties which will pay all, or a significant portion, of the costs required to explore for oil and gas in the area covered by our permits.

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

During 2010, we substantially completed processing of more than 666 km (414 miles) of 2D seismic data. We expect to pay approximately $150,000 in connection with that effort.

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

As part of our cost cutting efforts, we amended our Administrative Service Agreement with Holloman Corporation to cancel fees payable under that agreement through September 30, 2010. As a result, no such fees were incurred during 2009 or the three and six month periods ended June 30, 2010.

Other than the obligations associated with our oil and gas concessions in Australia, we have no material future contractual obligations as of June 30, 2010.

Our operations have been financed from the sale of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates.

During the six months ended June 30, 2009, we repaid $840,000 in advances payable to related parties.

We believe our plan of operations may require up to $12,000,000 for exploration costs and administrative expenses over the twelve-month period ending August 31, 2011. We are attempting to raise investment capital and enter into joint ventures with third parties who will pay all, or a significant portion of the costs required to explore for oil and gas and otherwise fulfill the obligations required by our Australian licenses.

If we are unable to raise the financing we need, our business plan may fail and our stockholders could lose their investment. If we are unable to perform in accordance with the work programs set forth in our licenses, the Australian government could cancel our exploration rights. There can be no assurance that we will be successful in raising the capital we require, or that if capital is offered, it will be subject to terms we consider acceptable. Investors should be aware that even in the event we are able to raise the funds we require, there can be no assurance that we will succeed in our drilling or production plans and we may never be profitable.

As of August 10, 2010 we did not have any off balance sheet arrangements.

As of August 10, 2010 we did not have any proven oil or gas reserves and we did not have any revenues.

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

Petroleum and natural gas properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs, including direct internal costs are capitalized to the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Costs of unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At June 30, 2010, all of our oil and gas interests were classified as unproven properties and were not being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Foreign currency translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our former Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. Transaction gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of June 30, 2010, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

ITEM 4.

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

HOLLOMAN ENERGY CORPORATION

Date: August 12, 2010	/s/ MARK STEVENSON
Mark Stevenson, Principal Executive Officer

Date: August 12, 2010	/s/ ROBERT WESOLEK
Robert Wesolek, Principal Financial and
Accounting Officer