Form 10-Q
period 2010-09-30
HOLLOMAN ENERGY CORP
filed 2010-11-05
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Class of Stock	No. Shares Outstanding	Date
Common	107,237,820	November 3, 2010

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$244,589	$1,089,456
Other receivable	4,540	3,425
Prepaid expenses	22,615	12,037
	271,744	1,104,918

Oil and gas properties, full cost method, unproven	16,624,312	16,456,220
Total Assets	$16,896,056	$17,561,138

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$298,315	$270,674
	298,315	270,674

Deferred tax liability	4,573,718	4,191,070
Total Liabilities	4,872,033	4,461,744

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
107,237,820 common shares (107,237,820 at December 31, 2009)	107,238	107,238
Additional paid in capital	24,794,390	23,806,998
Accumulated other comprehensive loss	(11,859)	(2,926)
Deficit accumulated during the exploration stage	(12,865,746)	(10,811,916)
Total Stockholders' Equity	12,024,023	13,099,394

Total Liabilities and Stockholders' Equity	$16,896,056	$17,561,138

The accompanying notes are an integral part of these financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results
	from May 5, 2006 to	Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2010	2010	2009	2010	2009

CONTINUING OPERATIONS
Consulting	$1,204,769	$37,404	$54,959	$276,416	$207,836
Foreign exchange loss	659,832	568,690	1,295,762	388,485	1,298,695
Gain on settlement of debt	(40,026)	-	(1,963)	-	(1,963)
Management and directors fees	903,725	70,650	159,025	233,650	209,025
Stock-based compensation expense	2,130,769	228,971	764,168	987,392	764,168
Office, travel and general	576,521	54,745	13,778	119,509	46,772
Professional fees	520,621	35,468	44,796	48,378	66,844
Salaries, wages, and benefits	86,666	-	-	-	-
General and Administrative Expenses	(6,042,877)	(995,928)	(2,330,525)	(2,053,830)	(2,591,377)

Oil and gas property impairment	(7,396,207)	-	-	-	(2,908,010)
Deferred income tax recovery	2,244,107	-	-	-	-
Loss from Continuing Operations	(11,194,977)	(995,928)	(2,330,525)	(2,053,830)	(5,499,387)

DISCONTINUED OPERATIONS
Net Loss from Discontinued Operations	(2,454,637)	-	-	-	-
Gain on Disposal of Endeavor	783,868	-	-	-	-
Loss from Discontinued Operations	(1,670,769)	-	-	-	-

NET LOSS	$(12,865,746)	$(995,928)	$(2,330,525)	$(2,053,830)	$(5,499,387)

BASIC AND DILUTED NET LOSS FROM
CONTINUING OPERATIONS PER COMMON SHARE		$(0.01)	$(0.02)	$(0.02)	$(0.06)

BASIC AND DILUTED NET LOSS FROM
DISCONTINUED OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE		$(0.01)	$(0.02)	$(0.02)	$(0.06)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		107,237,820	104,645,000	107,237,820	97,225,607

The accompanying notes are an integral part of these financial statements.

HOLLOMAN ENERGY CORPORATION
(A Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results
	from May 5, 2006 to	Nine Months Ended September 30,
	September 30, 2010	2010	2009
OPERATING ACTIVITIES
Net loss	$(12,865,746)	$(2,053,830)	$(5,499,387)
Adjustments to reconcile net loss to net cash
used in operating activities:
Cash used by discontinued operations	1,729,701	-	-
Gain on disposal of Endeavor	(783,868)	-	-
Gain from settlement of indebtedness	(65,026)	-	(1,963)
Stock-based compensation and fee payments	2,647,019	987,392	876,168
Unrealized foreign exchange loss	601,550	373,715	1,291,087
Impairment of oil and gas properties (net of tax recovery)	5,152,100	-	2,908,010
Changes in non-cash working capital items
Other receivable	(4,540)	(1,115)	(529)
Prepaid expenses	(22,615)	(10,578)	(2,772)
Accounts payable and accrued liabilities	473,466	27,641	(46,094)
Cash used in operating activities	(3,137,959)	(676,775)	(475,480)

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	-	-
Common stock issued for cash	3,325,001	-	-
Loans payable	50,567	-	-
Due to related parties	1,343,831	-	(840,000)
Cash provided (used in) by financing activities	6,719,660	-	(840,000)

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	-	-
Petroleum and natural gas expenditures	(1,262,582)	(168,092)	(49,975)
Cash acquired on acquisition	12,696	-	-
Deposit on acquisition	(639,487)	-	-
Deposits	-	-	-
Cash used in investing activities	(3,337,112)	(168,092)	(49,975)

CHANGE IN CASH	244,589	(844,867)	(1,365,455)
CASH, BEGINNING	-	1,089,456	1,763,998

CASH, ENDING	$244,589	$244,589	$398,543

SUPPLEMENTAL DISCLOSURE:
Cash paid for Interest	$9,908	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH ACTIVITIES:
Shares issued on conversion of management fees	$200,000	$-	$-
Shares issued on conversion of liabilities	$2,641,879	$-	$938,592
Shares issued for property acquired	$15,903,000	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

1.	BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K/A, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

On June 11, 2008 the Australian government consolidated two of the Company’s oil and gas licenses (PEL 108 and PEL 109) into one license (PEL 444). In connection with that consolidation, the government also extended the license term and associated work programs for PEL 444 and PEL 112 by five years. During August 2010, the Company applied for, and was granted, an additional seven (7) month extension of these licenses.

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

3.        STOCK-BASED COMPENSATION

During the three and nine month periods ended September 30, 2010 the Company recognized $228,971 and $987,392, respectively, of non-cash expense related to share-based compensation under its 2009 Non-Qualified Stock Option Plan (the “Option Plan”). As of September 30, 2010, $275,568 of total unrecognized compensation cost remains under the Option Plan. Of this amount, $78,733 is expected to be recognized during the remainder of 2010, and $196,835 during 2011.

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

Onshore licenses –Cooper Basin

We hold working interests of 66.67% in two onshore Petroleum Exploration Licenses (PELs) in Australia. PEL 112 is comprised of 2,196 square kilometers (542,643 gross acres). PEL 444 is comprised of 2,358 square kilometers (582,674 gross acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. We are obligated to pay 4.46% in royalties on our revenues generated by operations on these licenses.

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

Heavy rains beginning in February 2010 created wide scale flooding in the Cooper Basin. The inaccessibility of roads and facilities has partially curtailed Cooper Basin oil production and resulted in a general contraction of exploration activity. Flood waters have begun to recede, but exploration within substantial areas of the Basin remains temporarily impractical. As a result of the flooding, we applied for, and were granted a seven (7) month extension to our license terms on PEL 112 and PEL 444. We continue the necessary steps to obtain “Work Area Clearances” and plan for the acquisition of additional targeted 3D and 2D seismic data on these licenses.

We are currently investigating the acquisition of additional Australian-based assets to diversify our onshore exploration efforts and moderate the land-access risks, such as the flooding, we’ve faced in the past.

To maintain our exploration rights in the Cooper/Eromanga Basin, the Australian Government requires that we fulfill the following minimum work commitments:

License	Description of Minimum Work Obligation	Date of Required Completion
PEL 112	Acquisition of new seismic data: 2D (100km)	January 10, 2012
PEL 112	Geological and geophysical studies	January 10, 2013
PEL 112	Drill one well	January 10, 2014
PEL 444	Acquisition of new seismic data: 2D (200km)	January 10, 2012
PEL 444	Geological and geophysical studies	January 10, 2013
PEL 444	Drill one well	January 10, 2014

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

During 2010, we completed processing of more than 666 km (414 miles) of 2D seismic data. This reprocessing fulfilled our June 11, 2010 work program requirements and covered a significant portion of PEL 112 and PEL 444. Our 2D seismic reprocessing was performed by Dayboro Geophysical Pty Ltd (“Dayboro”) under the supervision of Isis Petroleum Consultants Pty Ltd (“Isis”). Both Isis and Dayboro are independent engineers with geological and geophysical expertise and lengthy work experience in the Cooper Basin. The processing sequence targeted lines which complimented our technical assessment of likely drilling prospects and future seismic acquisition.

We have also completed a broad range of technical studies relating to PEL 112 and PEL 444. The studies were performed by Isis and included; a) a review of Cooper Basin exploration acreage (including an analysis of the chronostratigraphy, an assessment of neighboring exploration results, an analysis of petroleum systems and a probabilistic volumetric assessment of leads), b) oil migration studies, c) adjacent oil pools studies, and d) economic feasibility studies. In the opinion of management, the results of these studies has increased the prospectivity of both licenses.

During the 2010 license year, we retained Macquarie Tristone (“Tristone”) to assist us in finding a joint venture partner to share all, or part, of the costs of exploring and developing our Cooper Basin concessions. We have paid Tristone work fees of $241,615, and have promised to pay additional net fees ranging between CAD$550,000 and CAD$750,000 if Tristone is successful in arranging a transaction acceptable to us. We are under no obligation to complete any transaction proposed as a result of this process.

In connection with that search, Tristone prepared and managed data rooms presenting technical, environmental and economic information related to our Cooper Basin holdings. We received multiple offers or firm expressions of interest from potential joint venture partners as a result of this process. We believe the results and timing of our joint venture negotiations have been negatively affected by the flooding. We are currently finalizing discussions related to the interest generated by Tristone. We are also pursuing discussions with an additional joint venture candidate whose interest has arisen outside the Tristone process.

During 2010, we have actively sought joint venture partners for our oil and gas concessions and pursued financing to support seismic acquisition in the Cooper/Eromanga Basin. During 2011, we anticipate the establishment of one or more joint ventures, obtaining additional capital, and the pursuit of our Cooper Basin exploration plan.

Offshore permits – Gippsland Basin and Barrow Sub-Basin

In May 2007 we acquired a 62.5% working interest in an offshore Australian oil and gas exploration permit area known as Victoria Permit 60 (“Vic P60”). In connection with our acquisition of Holloman Petroleum we acquired the remaining 37.5% working interest in that permit. The Barrow Sub-Basin permits were also acquired through our acquisition of Holloman Petroleum.

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

On December 28, 2009 we requested procedural advice from the Australian government concerning relinquishment of the Vic P60 permit. On April 16, 2010 the government returned its final Notice of Intent to Cancel that permit. The Vic P60 permit was subsequently cancelled.

Results of Operations

Total consulting, management, office, travel and professional expenses for the nine month period ended September 30, 2010 increased by approximately $147,000 (28%), when compared to the same period during the prior year. This increase relates primarily to consulting fees and travel expenses incurred during 2010 in our search for joint venture partners. For the three month period ended September 30, 2010, total consulting, management, office, travel and professional expenses decreased by approximately $74,000 (27%) when compared to the same period during the prior year. This decrease primarily reflects the impact of a one-time grant of $112,000 in stock-based compensation provided to our officers and directors during 2009.

The Australian dollar increased from .85 to .97 US dollars and from .89 to .97 US dollars during the three and nine month periods ended September 30, 2010, respectively. As a result, we recognized foreign exchange losses of $568,690 and $388,485 during the respective periods. Substantially all of our non-cash foreign exchange losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government.

On August 15, 2009, we established a Non-Qualified Stock Option Plan. In connection with that plan, we recognized non-cash, stock-based compensation expense of $228,971 and $987,392 during the three and nine month periods ended September 30, 2010, respectively.

We have recognized inception to date net losses of approximately $12,866,000. Those losses include non-cash stock-based compensation expense of $2,131,000, the net impact of the discontinued operations of Endeavor Canada totaling $1,671,000 and a net impairment of oil and gas properties of approximately $5,152,000 related to the relinquishment of our offshore concessions. Residual losses relate to exploration stage operations.

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

Our Cooper Basin exploration plan calls for the expenditure of approximately $10 million prior to November 30, 2011. Based upon technical recommendations, we intend to pursue the acquisition of a combination of 2-D and 3-D seismic data on our licenses. During 2010, we substantially completed processing of more than 666 km (414 miles) of 2D seismic data. We expect to pay approximately $150,000 in connection with that effort. Our current exploration plan also calls for the drilling of more than the two wells required by the minimum work program. Early estimates indicate the costs to perform the work outlined in our current Cooper Basin exploration plan would range from $27 million to $30 million.

We intend to joint venture our work program obligations with third parties which will pay all, or a significant portion, of the costs required to explore for oil and gas in the area covered by our permits.

Effective October 1, 2010, we terminated an administrative services agreement with our largest shareholder, Holloman Corporation (the “Old Services Agreement”). Under the Old Services Agreement, fees of $50,000 per month were payable to Holloman Corporation. We had previously amended the Old Services Agreement to suspend contemplated services and fees through September 30, 2010. As a result, no such fees were incurred during 2009 or the three and nine month periods ended September 30, 2010.

Effective October 1, 2010, we executed a new administrative services agreement with Holloman Corporation (the “New Services Agreement”). Under the New Services Agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. The New Services Agreement can be terminated by either party with 30-days notice.

Other than the obligations associated with our oil and gas concessions in Australia, we had no material future contractual obligations as of September 30, 2010.

Our operations have been financed from the sale of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates.

During the nine months ended September 30, 2009, we repaid $840,000 in advances payable to related parties.

We believe our plan of operations may require up to $11,000,000 for exploration costs and administrative expenses over the twelve-month period ending November 30, 2011. We are attempting to raise investment capital and enter into joint ventures with third parties who will pay all, or a significant portion of the costs required to explore for oil and gas and otherwise fulfill the obligations required by our Australian licenses.

If we are unable to raise the financing we need, our business plan may fail and our stockholders could lose their investment. If we are unable to perform in accordance with the work programs required by our licenses, the Australian government could cancel our exploration rights. There can be no assurance that we will be successful in raising the capital we require, or that if capital is offered, it will be subject to terms we consider acceptable. Investors should be aware that even in the event we are able to raise the funds we require, there can be no assurance that we will succeed in our drilling or production plans and we may never be profitable.

As of November 3, 2010 we did not have any off balance sheet arrangements.

As of November 3, 2010 we did not have any proven oil or gas reserves and we did not have any revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on annual average economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At September 30, 2010, all of our oil and gas interests were classified as unproven properties and were not being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Foreign currency translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our former Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency transactions recorded on the books of our Australian subsidiary use period end rates to measure monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. Transaction gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of September 30, 2010, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit

Number	Description of Exhibits
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION

Date: November 5, 2010	/s/ Mark Stevenson
Mark Stevenson, Principal Executive Officer

Date: November 5, 2010	/s/ Robert Wesolek
Robert Wesolek, Principal Financial and
Accounting Officer