Form 10-K
period 2010-12-31
HOLLOMAN ENERGY CORP
filed 2011-03-28
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-K
_____________

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number: 000-52419

HOLLOMAN ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	77-0643398
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

333 North Sam Houston Parkway East, Suite 410, Houston, Texas, 77060
(Address of Issuer's Principal Executive Offices, Zip Code)

Issuer’s telephone number, including area code:  (281) 260-0193
———————
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on  June 30, 2010 was approximately $17,287,000.

As of March 10, 2011 the Company had 108,707,267 outstanding shares of common stock.

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

Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to:

•	the impact of weather related delays and flooding on our exploration plans;

•	the impact of economic recessions and changes in consumer and business consumption habits;

•	our ability to finance our business plan;

•	our ability to deal effectively with competition and manage our growth;

•	the success or commercial viability of our exploration and drilling plans;

•	our ability to effectively judge acquisition opportunities and integrate acquired assets.

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

All of our exploration and development efforts are concentrated in Australia. We hold working interests in exploration licenses covering 4,554 square kilometers (1.125 million gross acres) located on the western flank of Australia’s Cooper Basin.

We are currently controlled by Holloman Corporation, a Texas corporation involved in the engineering and construction of pipelines and mid-stream gas processing facilities.

We are an exploration stage company and did not participate in drilling any wells during the year ended December 31, 2010.

As of March 10, 2011 we did not have any proven oil or gas reserves and we did not have any revenue.

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

During January 2008, we determined that the oil and gas assets held by Endeavor Canada did not warrant further investment. On February 15, 2008 we disposed of our interest in Endeavor Canada. As part of this process, we transferred all outstanding shares of Endeavor Canada to Cameron King. As part of the consideration for the purchase, the 6,500 shares of our Series A Preferred stock and the 6,500,000 Class A Preferred shares of First Endeavor Holdings previously issued to Mr. King were returned to us and cancelled. The remaining 2,500 shares of our Series A Preferred stock and 2,500,000 preferred shares of First Endeavor holdings were converted into an equivalent number of shares of our common stock during June 2008.

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

On November 21, 2007 we acquired Holloman Petroleum Pty. Ltd. (“Holloman Petroleum”) for 18,600,000 shares of our common stock. Holloman Petroleum’s assets consisted of working interests, varying between 37.5% and 100%, in seven oil and gas permits awarded by the Australian government. These permits, one of which included the remaining 37.5% working interest in Vic P60, had remaining terms expiring between October 2010 and June 2013, and covered 8,087 square kilometers (1,998,348 acres) of land in the Cooper/Eromanga Basin and 2,589 square kilometers (639,755 acres) offshore in the Gippsland Basin and the Barrow Sub-Basin. We have subsequently consolidated or relinquished a number of these working interests.

Onshore licenses – Cooper Basin

We currently hold working interests of 66.67% in two onshore Petroleum Exploration Licenses (PELs) in Australia. PEL 112 is comprised of 2,196 square kilometers (542,643 gross acres). PEL 444, which resulted from the consolidation of the PEL 108 and PEL 109 permits, is comprised of 2,358 square kilometers (582,674 gross acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. We are obligated to pay 4.46% in royalties on our revenues generated by operations on these licenses.

The Department of Primary Industries and Resources of South Australia reports that the Cooper Basin has sourced over 4 billion barrels of oil and 5 trillion cubic feet of recoverable gas. It has in excess of 120,000 kilometers of 2-D seismic data and more than 1,200 wells in 65 oil and 20 gas fields. Our management believes that Australia provides a stable regulatory, tax and business environment in the oil and gas sector.

We are a party to a contingent agreement with Holloman Oil & Gas Pty Limited (“HOG”), an Australian corporation, which potentially grants HOG our working interest in PEL 112. The assignment of that working interest is expressly conditioned upon our negotiation and execution of a definitive farmin agreement with HOG. If the agreement is pursued, HOG agrees to:

•	Fund the costs required to drill, and if warranted, complete three wells on the PEL 112 within the timeframes required by the permit work programs; and

•	Pay us a 1.33% overriding royalty on gross revenues generated from the sale of any oil or gas produced from wells drilled on the PEL 112.

Under the contingent agreement, we have the right to earn up to a 33.33% working interest in the PEL 112 license by paying, prior to the time any well has reached 50% of the expected total depth, our  proportionate share of the cost of drilling any of the wells involved in the initial three-well drilling program. We also have the right to earn up to a one-third working interest in any future wells drilled on the PEL 112 by paying our proportionate share of the cost of drilling. Two of our officers/directors are officers of our controlling shareholder, Holloman Corporation, which holds a 100% interest in HOG.

In March 2008 HOG drilled an exploratory well on PEL 112. The well was drilled to approximately 6,000 feet and was a dry hole.

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

Heavy rains beginning in February 2010 created wide scale flooding in the Cooper Basin. The inaccessibility of roads and facilities partially curtailed Cooper Basin oil production and resulted in a general contraction of exploration activity. As a result, we applied for, and were granted an extension to our license terms on PEL 112 and PEL 444. We continue the necessary steps to obtain “Work Area Clearances” and plan to acquire additional targeted 3D and 2D seismic data on our licenses as soon as practicable.

We are currently investigating the acquisition of additional Australian-based assets to diversify our onshore exploration efforts and moderate the land-access risks, such as the flooding, we have faced in the past.

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

The farmin agreement through which we hold our working interests in PEL 112 and PEL 444 also obligates us to fulfill the drilling commitment set forth by the Australian Government. Based on technical recommendations, we intend to pursue the acquisition of a combination of 3-D and 2-D seismic data on our licenses. Our current exploration plan also calls for the drilling of five to six wells on our concessions. Early estimates indicate the costs to perform the work outlined in our Cooper Basin exploration plan would range from $27 million to $30 million.

During 2010, we completed processing more than 666 km (414 miles) of 2D seismic data. This reprocessing fulfilled our June 11, 2010 work program requirements and covered a significant portion of PEL 112 and PEL 444. Our 2D seismic reprocessing was performed by Dayboro Geophysical Pty Ltd (“Dayboro”) under the supervision of Isis Petroleum Consultants Pty Ltd (“Isis”). Both Isis and Dayboro are independent engineers with lengthy geological and geophysical work experience in the Cooper Basin. The processing sequence targeted lines which complimented our technical assessment of likely drilling prospects and future seismic acquisition.

We have also completed a broad range of technical studies relating to PEL 112 and PEL 444. The studies were performed by Isis and included; a) a review of Cooper Basin exploration acreage (including an analysis of the chronostratigraphy, an assessment of neighboring exploration results, an analysis of petroleum systems and a probabilistic volumetric assessment of leads), b) oil migration studies, c) adjacent oil pools studies, and d) economic feasibility studies. In the opinion of management, these studies have increased the value of both licenses.

During the 2010 license year, we retained Macquarie Tristone (“Tristone”) to assist in finding a joint venture partner to share all, or part, of the costs of exploring and developing our Cooper Basin concessions. We received multiple offers from potential joint venture partners as a result of this process. We believe, however, the results and timing of our negotiations were negatively affected by the Cooper Basin flooding. We did not accept any offers arising from the Tristone negotiations.

We are currently pursuing discussions with a number of joint venture candidates whose interest has arisen outside the Tristone process.

During 2010, we have actively sought joint venture partners for our oil and gas concessions and pursued financing to support seismic acquisition in the Cooper/Eromanga Basin. During 2011, we anticipate the establishment of one or more joint ventures, obtaining additional capital, and the pursuit of our Cooper Basin exploration plan.

Offshore permits – Gippsland Basin and Barrow Sub-Basin

In May 2007 we acquired a 62.5% working interest in an offshore Australian oil and gas exploration permit area known as the Vic P60. In connection with our acquisition of Holloman Petroleum we acquired the remaining 37.5% working interest in that permit. The Barrow Sub-Basin permits were also acquired through our acquisition of Holloman Petroleum.

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

Despite our best efforts, we were unable to identify a joint venture partner willing to undertake the obligations associated with our offshore permits, and felt it unlikely that we could do so in the current economic climate. Our work requirements to hold the permits had fallen behind schedule. Further, we recognized that continued pursuit of these permits would detract from our ability to maximize the value of our Cooper/Eromanga Basin holdings. As a result, we determined that it was in our best interest to relinquish our exploration rights in the Gippsland Basin and Barrow Sub-Basin.

On June 18, 2009 we requested procedural advice from the Australian government concerning relinquishment of our Barrow Sub-Basin permits and recognized an impairment of those permits. On August 5, 2009 the government returned a Notice of Intent to Cancel those permits. On October 16, 2009 the permits were cancelled.

On December 28, 2009 we requested procedural advice from the Australian government concerning relinquishment of the Vic P60 permit and recognized an impairment of that permit. On April 16, 2010 the government returned its final Notice of Intent to Cancel that permit. The Vic P60 permit was subsequently cancelled.

Competition

The petroleum and natural gas industry is highly competitive. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas properties as well as for the services of third party providers, such as drilling companies, upon which we rely. In the Cooper Basin, seismic and drilling contractors are limited. In large part, their schedules are controlled by demand from Santos Petroleum and other larger explorers in the area. Certain of our competitors control roads, bridges and other infrastructure we require to access our properties. Our reliance upon their infrastructure may create a competitive disadvantage for us. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do, and have demonstrated the ability to operate through industry cycles.

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

Regulation

The exploration, production and sale of oil and gas are extensively regulated by governmental authorities. Applicable legislation is under constant review for amendment or expansion. These efforts frequently result in an increase in the regulatory burden on companies in our industry and consequently an increase in the cost of doing business and decrease in profitability. Numerous governmental departments and agencies are authorized to, and have, issued rules and regulations imposing additional burdens on the oil and gas industry that often are costly to comply with and carry substantial penalties for non-compliance. Production operations are affected by changing tax and other laws relating to the petroleum industry, constantly changing administrative regulations and possible interruptions or termination by government authorities.

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

Risks

Our failure to obtain capital may significantly restrict our proposed operations

We need additional capital to fund operating losses and to explore for oil and gas. We do not know what the terms by which we may obtain any future capital, but any future sale of our equity securities would dilute the ownership of existing stockholders and could be at prices substantially below the market price of our common stock. We may not be able to obtain the capital we need.

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

Due to the distances and infrastructure limitations involved in Cooper Basin exploration, we are subject to the impact of rains and flooding. Our Cooper Basin properties are situated largely on desert terrain. Though flooding is rare, we have experienced significant delays resulting from land access restrictions due to high standing water. Flooding in the past has resulted in increased investment in roads, bridges and infrastructure targeted at minimizing the effect of future heavy rains.

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

Other than engineering, geochemical and geophysical programs capitalized in connection with our oil and gas concessions, we have devoted no substantial efforts to research and development within the last two fiscal years.

Our offices are located at 333 North Sam Houston Parkway East, Suite 410, Houston, Texas 77060. Our offices are provided, under the terms of an administrative services agreement, by Holloman Corporation, our controlling shareholder.

ITEM 2.	PROPERTIES.

See Item 1 of this report.

ITEM 3.	LEGAL PROCEEDINGS.

None

ITEM 4.	(REMOVED AND RESERVED).

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On February 16, 2007 our common stock began trading on the OTC Bulletin Board under the symbol "DJRP." On April 25, 2007 our trading symbol was changed to “ENEC” and on October 10, 2007 our trading symbol changed to “HENC.” The following chart shows the high and low bid prices as quoted by the OTC Bulletin Board Market for each quarter for the fiscal years ended December 31, 2010 and 2009. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low
4th Quarter 2010	$0.29	$0.16
3rd Quarter 2010	$0.40	$0.16
2nd Quarter 2010	$0.50	$0.27
1st Quarter 2010	$0.60	$0.42
4th Quarter 2009	$0.60	$0.28
3rd Quarter 2009	$0.64	$0.35
2nd Quarter 2009	$0.38	$0.02
1st Quarter 2009	$0.07	$0.02

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

As of March 10, 2011 we had 47 record holders of our common stock.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. We plan to retain earnings to finance the expansion of our operations.

On December 31, 2010, we issued 69,445 shares of our common stock, at an average price of $0.216 per share, in connection with the conversion of $15,000 in administrative service fees payable to a wholly owned subsidiary of our controlling shareholder, Holloman Corporation. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these securities. We did not pay any underwriting discounts or sales commissions in connection with the issuance of these shares.

During the year ended December 31, 2010 we did not purchase any shares of our common stock from third parties in a private transaction or the open market. During the year ended December 31, 2010 none of our officers nor directors, nor any of our principal shareholders, purchased any shares of our common stock on our behalf from third parties in a private transaction or as a result of purchases in the open market.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Between May 2004 and May 2007 we were relatively inactive.

On August 3, 2007 we acquired Endeavor Canada. For accounting purposes, our acquisition of Endeavor Canada constituted a recapitalization and the acquisition was accounted for similar to a reverse merger whereby Endeavor Canada was deemed to have acquired us. As a result, our financial statements reflect the historical operations of Endeavor Canada prior to the merger, and our joint operations for the period from August 3, 2007, the merger date, through February 15, 2008, the date on which we divested of our interest in Endeavor Canada. At the time we divested, the assets of Endeavor Canada included all of our Canadian oil and gas properties.

During 2007 we also acquired working interests in certain onshore and offshore oil and gas permits awarded by the Australian government. During 2009, we relinquished the offshore portion of those working interests. Our current holdings include a 66.67% interest in PEL 112 and PEL 444 on the western flank of Australia’s Cooper Basin.

Heavy rains beginning in February 2010 created wide scale flooding in the Cooper Basin. The inaccessibility of roads and facilities partially curtailed Cooper Basin oil production and resulted in a general contraction of exploration activity. As flood waters began to recede, operators of neighboring licenses have restarted drilling programs and are improving or expanding roads, bridges and infrastructure to better deal with possible future flooding. Exploration within substantial areas of the Cooper Basin, however, remains temporarily impractical. We intend to continue the necessary steps to obtain “Work Area Clearances” and plan to acquire additional targeted 3D and 2D seismic data on our licenses as soon as practicable.

During 2010, we have actively sought joint venture partners for our oil and gas concessions and pursued financing to support seismic acquisition on our properties. During 2011, we anticipate the establishment of one or more joint ventures, obtaining additional capital, and the pursuit of our Cooper Basin exploration plan.

Results of Operations

Our consulting, management and professional fees, decreased by approximately $307,000 (33%) from $933,000 in 2009 to $626,000 in 2010. This decrease relates primarily to a reduction in legal fees and consulting personnel engaged in investor relations and the management of our offshore oil and gas concessions in Australia. The office and travel expenses we incurred during 2010 increased by approximately $81,000 (118%) when compared to 2009. This increase resulted from an expansion in international travel in connection with our negotiation of potential joint opportunities.

The Australian dollar gained strength against the US dollar during 2010 and 2009. At December 31, 2010 and 2009, the Australian dollar was convertible into 1.02 and .89 US dollars, respectively. As a result, we recognized a foreign exchange loss of $625,731 during 2010. At December 31, 2008, the Australian dollar was convertible into .69 US dollars resulting in a foreign exchange loss for 2009 of $1,355,095. Substantially all of our non-cash foreign exchange loss relates to the measurement of US dollars required to settle deferred taxes payable to the Australian Government.

During 2009, we relinquished all of our offshore oil and gas permits in the Gippsland Basin and the Barrow Sub-Basin. Despite our best efforts, we were unable to identify a joint venture partner willing to undertake the obligations associated with those licenses, and felt it unlikely that we could do so in the current economic climate. The value of these unproven properties was impaired to the extent of the carrying value of the underlying permits. Accordingly, during 2009 we recognized a loss on the impairment of oil and gas assets of $7,396,207. That loss was offset by the recognition of a deferred income tax recovery of $2,244,107. Oil and gas properties and deposit on acquisition were reduced by $6,756,720 and $639,487, respectively, to reflect the impairment of the permits.

On August 15, 2009, we established a Non-Qualified Stock Option Plan and a Stock Bonus Plan (Note 6 to our financial statements). In connection with the plans we recognized non-cash, stock-based compensation expense of $1,066,126 and $1,255,377 during the years ended December 31, 2010 and 2009, respectively. During 2009, this compensation expense  included non-cash director’s fees of $70,000 and non-cash management fees paid to officers of $42,000.

We have recognized an inception to date net loss of approximately $13,279,000. That loss consists of approximately $8,726,000 in non-cash expense including; stock-based fees and compensation expense of $2,726,000, unrealized foreign exchange loss of $848,000, and a net impairment of oil and gas properties of approximately $5,152,000. In addition, we have incurred $1,671,000 related to the discontinued operations of Endeavor Canada, and approximately $2,882,000 in other cash expenses related to exploration stage operations.

Financial Condition, Liquidity and Capital Resources

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies are recovering from a recession which continues to inhibit investment liquidity. Though oil prices are trending higher, the pattern of historic price fluctuations has resulted in additional uncertainty in capital markets. Our access to capital, as well as that of our partners and contractors, has been limited due to tightened credit markets. These limitations may inhibit the size and timing of formation of exploration ventures. As a result, the development of our property interests may be delayed due to financial constraints.

Our Cooper Basin exploration plan calls for the expenditure of approximately $10 million prior to March 30, 2012. Based upon technical recommendations, we intend to pursue the acquisition of a combination of 2-D and 3-D seismic data on our licenses. Our current exploration plan also calls for the drilling of five to six wells on our concessions. Early estimates indicate the costs to perform the work outlined in our current Cooper Basin exploration plan would range from $27 million to $30 million.

Our operations to date have been financed from the sale of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates. We regularly review the market to identify opportunities for capital formation.  We also intend to joint venture our work program obligations with third parties which will pay all, or a significant portion, of the costs required to explore for oil and gas in the area covered by our permits.

During 2009 and 2010, Macquarie Tristone (“Tristone”) provided us assistance in finding a joint venture partner to share the costs of our exploration efforts. We paid Tristone consulting fees of $241,615 in connection with their work. We received multiple offers or firm expressions of interest from potential joint venture partners as a result of this process. We believe, however, our negotiations were negatively affected by the Cooper Basin flooding. We did not accept any offers arising from the Tristone negotiations.

We are currently in discussions with a number of joint venture candidates whose interest has arisen outside the Tristone process.

During March 2011, we sold 1,400,002 shares of common stock in a private placement of investment units to Holloman Corporation, and to certain directors, and officers, and to 1 non-affiliated consultant. The investment units were priced at $0.15 each and consisted of one share of our common stock, and one stock purchase warrant. Each stock warrant entitles the holder to purchase one half share of our common stock at a price of $0.25 per share until February 14, 2012. Proceeds from the private placement totaled $210,000. Of that amount, $180,000 was paid in cash and $30,000 was a conversion of liabilities.

Effective October 1, 2010, we executed an administrative services agreement with our controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days notice. During 2010, we recorded $15,000 of office expense and issued 69,445 shares of our common stock as a result of this agreement. In December of 2010 proceeds from this administrative service agreement were assigned to a wholly owned subsidiary of Holloman Corporation.

During 2010, we substantially completed processing of more than 666 km (414 miles) of 2D seismic data at a cost of approximately $150,000.

Other than the obligations associated with our oil and gas concessions in Australia (see Item 1), we had no material future contractual obligations as of December 31, 2010.

We believe our plan of operations may require up to $11,000,000 for exploration costs and administrative expenses over the twelve-month period ending March 30, 2012. We are attempting to raise investment capital and enter into joint ventures with third parties who will pay all, or a significant portion of the costs required to explore for oil and gas and otherwise fulfill the obligations required by our Australian licenses.

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

As of March 10, 2011 we did not have any off balance sheet arrangements.

As of March 10, 2011 we did not have any proven oil or gas reserves and we did not have any revenues.

Critical Accounting Policies and Estimates

Measurement Uncertainty

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. Our estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. The most significant estimates with regard to the financial statements included with this report relate to carrying values of oil and gas properties, determination of fair values of stock based transactions, and deferred income tax rates and timing of the reversal of income tax differences.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At December 31, 2010, all of our oil and gas interests were classified as unproven properties and were not being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Stock Based Compensation

We record compensation expense for stock based payments using the fair value method. The fair value of stock based compensation to directors and employees is determined using the Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees is measured based on the fair value of the goods and services received. Share-based compensation is expensed with a corresponding increase to share capital. Upon the exercise of the stock options, the consideration paid is recorded as an increase in share capital.

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of December 31, 2010, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

On August 2, 2010, we dismissed Dale Matheson Carr-Hilton Labonte, L.L.P. as our independent registered public accounting firm and engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm. See our Form 8-K filed with U.S. Securities and Exchange Commission on August 5, 2010.

ITEM 9A.	CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley (SOX) Section 404.A. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

(1)  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;

(2)  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors; and

(3)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, management concluded that during the period covered by this report our internal controls and procedures were effective.

During 2010, we engaged the services of two independent professional service firms to provide assistance to our management to enhance our internal controls. In conjunction with these engagements we; a) performed a top-down assessment of our business risk environment, b) indentified and tested key financial controls, c) strengthened our control environment with the goal of establishing and implementing the controls deemed necessary to mitigate any control weaknesses identified, e) documented procedures, internal controls and the linkage of those controls to identified risks, and f) implemented a testing program to be used in testing the effectiveness of identified controls.  Other than the foregoing, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Mark Stevenson	56	Chairman of the Board of Directors, President, Chief Executive Officer, and Secretary
Eric Prim	52	Chief Operating Officer, and Director
Robert Wesolek	54	Chief Financial Officer, Chief Accounting Officer and Treasurer
J. Douglas Brown	58	Director
Keith Macdonald	54	Director

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

Mark Stevenson, Chairman of the Board of Directors, President, Chief Executive Officer, and Secretary

Mark Stevenson was appointed as our President and Chief Executive Officer on July 1, 2009. Mr. Stevenson became a member of our Board of Directors on September 20, 2007 and was elected Chairman of that Board on January 4, 2008. Mr. Stevenson has been the President and Chief Executive Officer of Holloman Corporation (Houston, TX) since July 1998. Holloman Corporation is one of the largest employee owned engineering and construction companies in the United States. Prior to his appointment as President, Mr. Stevenson was employed by Holloman Corporation as Executive Vice President (1997-1998), Vice President - Pipeline Division (1979-1997) chief estimator (1977-1979) and field construction engineer (1976-1977). He joined Holloman Corporation in 1976, after receiving his B.S. in Construction Engineering from Texas Tech University in Lubbock.

Eric Prim, Chief Operating Officer, and Director

Eric Prim joined our Board of Directors on September 20, 2007. On July 22, 2009 Mr. Prim, was also appointed as our Chief Operating Officer. Mr. Prim is the President of Pilot Energy Solutions, and has been the Senior Vice President of Holloman Corporation since 1997. Prior to his association with Holloman, Mr. Prim held senior technical management positions with Hunt Energy (1982-1987) and Rexene Corporation (1987-1997). Mr. Prim holds a B.S. in Chemical Engineering from The University of Texas (1982) and an M.B.A. from Amber University (1987). Mr. Prim is a registered Professional Engineer in Texas and holds eight issued or pending U.S. Patents, all pertaining to energy technology.

Robert Wesolek, Chief Financial Officer, Chief Accounting Officer and Treasurer

Robert Wesolek was appointed as our Chief Financial officer on August 4, 2009. Mr. Wesolek has been an executive consultant since 2006 providing financial, regulatory and system design services to emerging corporations. From March 2004 through December 2006, he was a director of House of Brussels Chocolates Inc. and from March 2004 through September 2005 was that company’s Chief Financial Officer. Prior to 2005 Wesolek; served as President and Chief Executive Officer of The Navigates Corporation (1998-2004), Chief Financial Officer for Sharp Technology Inc. (1998-2001), President of the Desktop Software Division of Citadel Security Software (1996-1998), and Chief Operating Officer of Kent Marsh Ltd., Inc. (1996-1988). During the period from 1980 to 1988, Mr. Wesolek was a Senior Practice Manager in the Audit Division of Arthur Andersen LLP.

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

Keith MacDonald, Director

Keith Macdonald, CA joined our Board on August 4, 2009. He has been President of Bamako Investment Management Ltd., a private holding and financial consulting company since 1994. He currently is Chairman and director of Cirrus Energy Corporation, an internationally focused oil and gas company trading publicly in Canada on the TSXV exchange and Chairman and director of Drakkar Energy Ltd a private in situ oil sands company. In addition, he currently serves on the Board of Directors of EFL Overseas, Inc. (OTCBB). Bellatrix Exploration Ltd (TSX), Rocky Mountain Dealerships Inc. (TSX), Cordy Oilfield Services Inc. (TSXV), Madalena Ventures Inc. (TSXV), Mountainview Energy Ltd. (TSXV), Surge Energy Inc. (TSXV), WCSB Oil & Gas Royalty Income Funds, and Stratabound Minerals Ltd. (TSXV). He was a director of Profound Energy Inc. (TSX) and Breaker Energy Ltd (TSX) which were sold in 2009. Mr. Macdonald was founder, President and Director of New Cache Petroleums from 1987 until its amalgamation in 1994 and thereafter was its Chief Financial Officer and Director until its sale in 1999.

On November 21, 2007 we acquired Holloman Petroleum Pty. Ltd. for 18,600,000 shares of our common stock. As a condition of this acquisition, Mark Stevenson, President and CEO of Holloman Corporation, and Eric Prim, Vice President of Holloman Corporation, were appointed to our Board of Directors.

J. Douglas Brown and Keith Macdonald are independent directors, as that term is defined in Section 303 of the listing standards of the NYSE AMEX. Mr. Brown and Mr. Macdonald comprise our Audit Committee. Mr. Macdonald is our Audit Committee financial expert as that term is defined in Item 407 of Regulation S-K of the Securities and Exchange Commission. Mr. Macdonald is qualified to act in that capacity by virtue of his extensive experience as a Chartered Accountant and senior financial officer in enterprises similar to ours.

We do not have a separate nominating committee. Our entire Board of Directors acts as our nominating committee.

On March 26, 2007, our Board of Directors adopted a code of ethics that applies to our principal executive and financial officers. A copy of our Code of Ethics was included as Exhibit 14.1 to our Form 10-KSB for our year ended December 31, 2006 and is also available in the “Investors” section our website at www.hollomanenergy.com .

Compensation Committee Interlocks and Insider Participation

We do not have a separate compensation committee. Our Board of Directors acts as our compensation committee. During the year ended December 31, 2010, all of our directors participated in deliberations concerning executive officer compensation.

During the year ended December 31, 2010, none of our officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

Compliance with Section 16A of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the Securities and Exchange Commission various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the Securities and Exchange Commission by such reporting persons, with the exception of Holloman Corporation (our controlling shareholder) and two of its wholly-owned subsidiaries which filed one Form 3, and four Form 4’s covering three transactions after their due date. These transactions related primarily to the transfer of shares between companies affiliated with Holloman Corporation.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table shows the compensation paid to our Chief Executive Officer and those executive officers that earned more than $100,000 in 2010 and 2009:

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Position	Year	($)	($)	($) (3)	($) (3)	($) (2)	($)
Mark Stevenson,
Chief Executive Officer	2009	––	––	––	––	––	––
	2010	––	––	––	––	––	––
Eric Prim(1)
Chief Operating Officer	2009	––	––	28,000	600,000	––	628,000
	2010	––	––	––	––	––	––
Robert Wesolek (2)
Chief Financial and Accounting Officer	2009	123,075	––	14,000	300,000	138,375	575,450
	2010	291,750	––	––	––	––	291,750

(1)	Half of the compensation for Eric Prim during 2009 was paid for his services as a Director.
(2)
During 2009, we paid Mr. Wesolek management fees totaling $123,075 and consulting fees totaling $138,375. As of December 31, 2010, Mr. Wesolek had voluntarily deferred $46,524 of the amounts payable to him. During March 2011, he converted $10,000 of those deferred fees into 66,667 shares of our common stock and 33,333 stock purchase warrants with an exercise price of $0.25 (expiring February 14, 2012) in a private placement of investment units at a market price of $0.15 per unit. Mr. Wesolek is compensated in the form of fees for services rendered in the normal course of operations. The amount of the fees was established and approved by our Board of Directors.

(3)	Stock and option awards are valued at fair market value. The assumptions applied in our calculation of the value of those awards are set forth in Note 6 to our financial statements.

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

The following table shows the options held by our officers and directors as of December 31, 2010. The options in the table were all granted pursuant to our Non-Qualified Stock Option Plan.

Outstanding Equity Awards at December 31, 2010

	Number of securities underlying unexercised options
Name	(#) Exercisable	(#) Unexercisable (1)	Option Exercise Price	Option Expiration Date

Eric Prim
Stock Option A	300,000	––	$0.70	August 15, 2012
Stock Option B	300,000	––	$0.80	August 15, 2012
Stock Option C	300,000	––	$1.00	August 15, 2014
Stock Option D	––	300,000	$1.20	August 15, 2014
Robert Wesolek
Stock Option A	150,000	––	$0.70	August 15, 2012
Stock Option B	150,000	––	$0.80	August 15, 2012
Stock Option C	150,000	––	$1.00	August 15, 2014
Stock Option D	––	150,000	$1.20	August 15, 2014
J.Douglas Brown
Stock Option A	300,000	––	$0.70	August 15, 2012
Stock Option B	300,000	––	$0.80	August 15, 2012
Stock Option C	300,000	––	$1.00	August 15, 2014
Stock Option D	––	300,000	$1.20	August 15, 2014
Keith Macdonald
Stock Option A	300,000	––	$0.70	August 15, 2012
Stock Option B	300,000	––	$0.80	August 15, 2012
Stock Option C	300,000	––	$1.00	August 15, 2014
Stock Option D	––	300,000	$1.20	August 15, 2014
_________________
(1)	The vesting date for each Stock Option D is August 15, 2011.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan as of December 31, 2010. Our Non-Qualified Stock Option Plan has not been approved by our shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)(1)

Non-Qualified Stock Option Plan	4,800,000	$0.93	2,500,000
Total	4,800,000	$0.93	2,500,000
———————
(1)	The number of securities remaining available for future issuance includes 100,000 shares of our common stock available for issuance under the terms of the Stock Bonus plan.

On August 17, 2009, we issued shares of our common stock to the following persons pursuant to our Stock Bonus Plan:

Name	Shares
Eric Prim	50,000
Robert Wesolek	25,000
J. Douglas Brown	50,000
Keith McDonald	50,000
Grant Petersen	25,000

At December 31, 2010, 2,400,000 options and 100,000 shares of our common stock, respectively, remain available for distribution under our Option Plan and Stock Bonus Plan.

We have never offered any annuity, pension or retirement benefits for our officers, directors or employees.

Director’s Compensation

Our Directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. During 2010, no compensation was paid to our directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows as of March 10, 2011, the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Officers and Directors and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Name and address of beneficial owner	Number of Shares (1)		Percentage of Common Stock
Mark Stevenson	59,748,755	(2&3)	49.61%
Chairman of the Board, Chief Executive Officer,
President and Secretary
333 North Sam Houston Parkway East
Suite 600
Houston, TX 77060

Eric Prim	60,622,067	(4)	50.12%
Chief Operating Officer and Director
4901 Polo Parkway
Midland, Texas 79705

Robert Wesolek	3,406,250		3.12%
Chief Financial Officer, Chief Accounting Officer and Treasurer
3 Farther Point
Houston, TX 77024

J. Douglas Brown	6,905,293		6.17%
Director
16E Les Roseyres, Gron1882
Vaud, Switzerland

Keith Macdonald	1,537,500	(5)	1.40%
Director
203 Heritage Place
Calgary, AB, Canada T3Z 3P3

Holloman Value Holdings, LLC	58,745,866		48.98%
333 North Sam Houston Parkway East
Suite 600 Houston, Texas 77060

All Officers and Directors as a group (five persons)	73,723,998		58.45%

———————
(1)	Includes shares which may be acquired on the exercise of options or warrants listed below, all of which were exercisable as of March 10, 2011.
	Shares Issuable Upon
Name	Exercise of Warrants	Exercise Price	Expiration Date
Mark Stevenson	196,078	$0.70	09/30/2011
Mark Stevenson	196,078	$2.00	09/30/2011
Mark Stevenson	20,834	$0.80	12/17/2012
Mark Stevenson*	83,333	$0.25	02/14/2012
Eric Prim	300,000	$0.70	08/15/2012
Eric Prim	300,000	$0.80	08/15/2012
Eric Prim	300,000	$1.00	08/15/2014
Eric Prim	26,042	$0.80	12/17/2012
Eric Prim	83,333	$0.25	02/14/2012
Robert Wesolek	150,000	$0.70	08/15/2012
Robert Wesolek	150,000	$0.80	08/15/2012
Robert Wesolek	150,000	$1.00	08/15/2014
Robert Wesolek	10,417	$0.80	12/17/2012
Robert Wesolek	33,333	$0.25	02/14/2012
J. Douglas Brown	1,078,431	$0.70	09/30/2011
J. Douglas Brown	1,078,431	$2.00	09/30/2011
J. Douglas Brown	300,000	$0.70	08/15/2012
J. Douglas Brown	300,000	$0.80	08/15/2012
J. Douglas Brown	300,000	$1.00	08/15/2014
J. Douglas Brown	83,333	$0.25	02/14/2012
Keith Macdonald	300,000	$0.70	08/15/2012
Keith Macdonald	300,000	$0.80	08/15/2012
Keith Macdonald	300,000	$1.00	08/15/2014
Keith Macdonald**	50,000	$0.80	12/17/2012
Keith Macdonald**	83,333	$0.25	02/14/2012
Holloman Value Holdings, LLC	5,098,040	$2.00	09/30/2011
Holloman Value Holdings, LLC	5,098,040	$0.70	09/30/2011
Holloman Value Holdings, LLC	781,250	$0.80	12/17/2012
Holloman Value Holdings, LLC	250,000	$0.25	02/14/2012

———————
*	Warrants are held of record by an entity controlled by Mr. Stevenson.
**	Warrants are held of record by an entity controlled by Mr. Macdonald.

(2)	Includes 429,745 shares held directly, 326,821 shares held indirectly by entities controlled by Mr. Stevenson, and shares issuable upon the exercise of warrants.
(3)
Mark Stevenson is the President of Holloman Corporation. Holloman Corporation controls Holloman Value Holdings, LLC. Accordingly, Mr. Stevenson’s holdings include shares owned of record by Holloman Value holdings, LLC well as shares issuable upon the exercise of warrants held by Holloman Value Holdings, LLC.

(4)
Eric Prim is a Director of Holloman Value Holdings. Accordingly, Mr. Prim’s holdings include shares owned of record by Holloman Value Holdings, LLC as well as shares issuable upon the exercise of warrants held by Holloman Value Holdings, LLC.

(5)	All shares are held indirectly by an entity controlled by Mr. Macdonald, and shares issuable upon the exercise of warrants

Securities authorized for issuance under equity compensation plans are detailed in Item 11 of this filing.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As detailed in our financial statements and Items 1 and 7 of this report, from time to time, we have had non-interest bearing advances from certain of our Directors, shareholders and affiliates; and a series of transactions with Holloman Corporation, Holloman Value Holdings, LLC and Holloman Oil & Gas Pty Ltd. Two of our officers/directors are officers and shareholders in Holloman Corporation, which controls Holloman Value Holdings, LLC and Holloman Oil & Gas Pty Ltd. Those same officers/directors are also officers/directors/managers of Holloman Oil & Gas Pty Ltd. and Holloman Value Holdings, LLC.

In November 2007 we acquired Holloman Petroleum for 18,600,000 shares of our common stock. Prior to the acquisition, Holloman Petroleum was a majority owned subsidiary of Holloman Oil & Gas Pty Ltd. (see Item 1).

We have a contingent agreement with Holloman Oil & Gas Pty Ltd. If pursued, the agreement grants Holloman Oil & Gas Pty Ltd. the right to earn our two-thirds working interest in PEL 112 (see Item 1).

J. Douglas Brown and Keith Macdonald are independent directors, as that term is defined in Section 803 of the listing standards of the NYSE AMEX. Our entire Board of Directors acts as our compensation and nominating committees. In that connection, Mark Stevenson and Eric Prim are not independent directors, as that term is defined in Section 803 of the listing standards of the NYSE AMEX.

Holloman Corporation, through its wholly-owned subsidiary Holloman Value Holdings, LLC is our parent corporation. Holloman Value Holdings, LLC owns 47,518,536 (44%) of our outstanding shares of common stock. Two of our officers/directors are also officers/directors/managers of Holloman Corporation and Holloman Value Holdings, LLC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On August 2, 2010, we dismissed Dale Matheson Carr-Hilton Labonte, L.L.P. (“DMCL”) as our independent registered public accounting firm and engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by DMCL and Weaver for the audit of our annual financial statements for 2010 and 2009, and the aggregate fees paid or accrued for audit-related services and all other services rendered by DMCL and Weaver for those years.

	2010	2009
DMCL
Audit-related fees	$6,000	$66,000
Tax fees	2,500	9,500
Total DMCL	8,500	75,500
Weaver
Audit-related fees	46,000	––
Tax fees	5,000	––
Total Weaver	51,000	––
Total	$59,500	$75,500

The category of “Audit-related fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC. “Tax fees” include fees incurred in the review and preparation of our annual income tax filings.

The Audit Committee of our Board of Directors pre-approves the scope and estimated costs of all services rendered by our Principal Accountants. We concluded that the service provided by DMCL and Weaver was compatible with the maintenance of each firms’ independence in the conduct of its auditing functions.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders Equity (Deficiency)
Notes to Consolidated Financial Statements

EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.1	Share Exchange Agreement between Endeavor Energy Corporation, First Endeavor Holdings Inc .and Endeavor Canada Corporation(2)
10.2	Agreement between Endeavor Energy Corporation and Holloman Petroleum Pty. Ltd. for the purchase of assets and exchange of shares(3)
10.3	Option Agreement dated February 1, 2008 between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.4	Notice of Option Exercise dated February 15, 2008 relating to the Option Agreement between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.5	Farm Out Commitment Agreement between Holloman Energy Corporation and Holloman Oil & Gas, Ltd. (4)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(5)
21.1	As of March 10, 2011 our subsidiaries were:
First Endeavor Holdings Inc. (100% Owned)
Holloman Petroleum Pty. Ltd. (100% Owned)
Endeavor Exploration Pty. Ltd. (100% Owned)
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
———————
(1)	Previously filed with our Form SB-2 on January 23, 2006 and incorporated by reference.

(2)	Previously filed with our Form 8-K on August 9, 2007 and incorporated by reference.

(3)	Previously filed with our Form 8-K on November 29, 2007 and incorporated by reference.

(4)	Previously filed with our Form 10-KSB on April 15, 2008 and incorporated by reference.

(5)	Previously filed with our Form 10-KSB/A on April 26, 2007 and incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION
Date March 25, 2011

	By:	/s/ Mark Stevenson
Mark Stevenson, President and Principal Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Mark Stevenson	March 25, 2011
Mark Stevenson, Principal Executive Officer and Director

/s/ Robert Wesolek	March 25, 2011
Robert Wesolek, Principal Financial and Accounting Officer

/s/ J. Douglas Brown	March 25, 2011
J. Douglas Brown, Director

/s/ Eric Prim	March 25, 2011
Eric Prim, Director

/s/ Keith Macdonald,	March 25, 2011
Keith Macdonald, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Holloman Energy Corporation

We have audited the accompanying consolidated balance sheet of Holloman Energy Corporation (an exploration stage company, the Company) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and for the 2010 amounts included in the cumulative period from inception (May 5, 2006) to December 31, 2010. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2010 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Holloman Energy Corporation as of December 31, 2010, and the results of its operations and its cash flows for the year then ended and for the 2010 amounts included in the cumulative period from inception (May 5, 2006) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Holloman Energy Corporation will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Holloman Energy Corporation has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. Holloman Energy Corporation requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about Holloman Energy Corporation’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEAVER
WEAVER AND TIDWELL, L.L.P.

Houston, Texas
March 25, 2011

AN INDEPENDENT MEMBER OF BAKER TILLY INTERNATIONAL	WEAVER AND TIDWELL LLP CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS WWW.WEAVERLLP.COM	HOUSTON 24 GREENWAY PLAZA, SUITE 1800, HOUSTON, TX 77046 P: (713) 850 8787 F: (713) 850 1673

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Holloman Energy Corporation:

We have audited the accompanying consolidated balance sheets of Holloman Energy Corporation (a exploration stage company) as of December 31, 2009 and 2008 and the related consolidated  statements of operations, stockholders’ equity and cash flows for the years ended and the period from May 5, 2006 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position Holloman Energy Corporation as at December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended and the period from May 5, 2006 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 31, 2010

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash	$41,987	$1,089,456
Other receivable	9,662	3,425
Prepaid expenses	12,904	12,037
	64,553	1,104,918

Oil and gas properties, full cost method, unproven	16,630,791	16,456,220
Total Assets	$16,695,344	$17,561,138

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$183,361	$270,674
	183,361	270,674

Deferred tax liability	4,804,193	4,191,070
Total Liabilities	4,987,554	4,461,744

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
107,307,265 common shares (107,237,820 at December 31, 2009)	107,307	107,238
Additional paid in capital	24,888,055	23,806,998
Accumulated other comprehensive loss	(8,659)	(2,926)
Deficit accumulated during the exploration stage	(13,278,913)	(10,811,916)
Total Stockholders' Equity	11,707,790	13,099,394

Total Liabilities and Stockholders' Equity	$16,695,344	$17,561,138

The accompanying notes are an integral part of these financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative results
	from May 5, 2006 to	Year Ended December 31,
	December 31, 2010	2010	2009
CONTINUING OPERATIONS
Consulting	$1,174,119	$245,766	$492,576
Foreign exchange loss	897,078	625,731	1,355,095
Gain on settlement of debt	(40,026)	-	(1,963)
Management and directors fees	971,825	301,750	295,075
Stock-based compensation expense	2,209,503	1,066,126	1,143,377
Office, travel and general	606,012	149,000	68,244
Professional fees	550,867	78,624	145,512
Salaries, wages, and benefits	86,666	-	-
General and Administrative Expenses	(6,456,044)	(2,466,997)	(3,497,916)

Oil and gas property impairment	(7,396,207)	-	(7,396,207)
Deferred income tax recovery	2,244,107	-	2,244,107
Loss from Continuing Operations	(11,608,144)	(2,466,997)	(8,650,016)

DISCONTINUED OPERATIONS
Net Loss from Discontinued Operations	(2,454,637)	-	-
Gain on Disposal of Endeavor	783,868	-	-

Loss from Discontinued Operations	(1,670,769)	-	-

NET LOSS	$(13,278,913)	$(2,466,997)	$(8,650,016)

BASIC AND DILUTED NET LOSS FROM
CONTINUING OPERATIONS PER COMMON SHARE		$(0.02)	$(0.09)

BASIC AND DILUTED NET LOSS FROM
DISCONTINUED OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE		$(0.02)	$(0.09)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		107,238,010	100,842,265

The accompanying notes are an integral part of these financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative results
	from May 5, 2006 to	Year Ended December 31,
	December 31, 2010	2010	2009
OPERATING ACTIVITIES
Net loss	$(13,278,913)	$(2,466,997)	$(8,650,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Cash used by discontinued operations	1,729,701	-	-
Gain on disposal of Endeavor	(783,868)	-	-
Gain from settlement of indebtedness	(65,026)	-	(1,963)
Stock-based compensation and fee payments	2,725,753	1,066,126	1,459,627
Unrealized foreign exchange loss	847,833	619,998	1,356,441
Impairment of oil and gas properties (net of tax recovery)	5,152,100	-	5,152,100
Changes in non-cash working capital items
Other receivable	(9,662)	(6,237)	(588)
Prepaid expenses	(12,904)	(867)	(6,661)
Accounts payable and accrued liabilities	360,904	(84,921)	95,324
Cash used in operating activities	(3,334,082)	(872,898)	(595,736)

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	-	-
Petroleum and natural gas expenditures	(1,269,061)	(174,571)	(131,806)
Cash acquired on acquisition	12,696	-	-
Deposit on acquisition	(639,487)	-	-
Deposits	-	-	-
Cash used in investing activities	(3,343,591)	(174,571)	(131,806)

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	-	-
Common stock issued for cash	3,325,001	-	893,000
Loans payable	50,567	-	-
Due to related parties	1,343,831	-	(840,000)
Cash provided by financing activities	6,719,660	-	53,000

CHANGE IN CASH	41,987	(1,047,469)	(674,542)
CASH, BEGINNING	-	1,089,456	1,763,998

CASH, ENDING	$41,987	$41,987	$1,089,456

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$9,908	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH ACTIVITIES:
Shares issued on conversion of management fees	$215,000	$15,000	$-
Shares issued on conversion of liabilities	$2,641,879	$-	$1,002,146
Shares issued for property acquired	$15,903,000	$-	$-

The accompanying notes are an integral part of these financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
From May 5, 2006 (Inception) to December 31, 2010

							Deficit
						Accumulated	Accumulated
	Common Shares		Preferred Shares		Additional	Other	During	Total
	Number		Number		Paid In	Comprehensive	Exploration	Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Income/(Loss)	Stage	Equity
Issuance of common shares to founder, May 2006	100	$1	-	$-	$-	$-	$-	$1
Comprehensive income (loss)
Net loss for the 8 months ended December 31, 2006	-	-	-	-	-	-	(1,462,407)	(1,462,407)
Foreign currency translation	-	-	-	-	-	13,987	-	13,987
Total comprehensive loss	-	-	-	-	-	-	-	(1,448,420)
Balance, December 31, 2006	100	1	-	-	-	13,987	(1,462,407)	(1,448,419)

Issued by the Company on acquisition of ECC in August 2007	-	-	9,000	9	-	-	-	9
Issued by FEH on acquisition of ECC in August, 2007	-	-	9,000,000	9,000	(9,000)	-	-	-
Adjustment to give effect to acquisition of ECC in August, 2007	61,466,203	61,466	-	-	329,766	-	-	391,232
Shares of ECC acquired by legal parent	(100)	(1)	-	-	-	-	-	(1)
Issued at $1.50 per share in August 2007 on conversion of ECC debentures	1,093,155	1,093	-	-	1,638,640	-	-	1,639,733
Issued for cash at $1.00 per share	60,000	60	-	-	59,940	-	-	60,000
Issued for property at $0.86 per share	18,600,000	18,600	-	-	15,884,400	-	-	15,903,000
Comprehensive loss
Net loss	-	-	-	-	-	-	(1,507,745)	(1,507,745)
Foreign currency translation	-	-	-	-	-	(44,857)	-	(44,857)
Total comprehensive loss	-	-	-	-	-	-	-	(1,552,602)
Balance, December 31, 2007	81,219,358	81,219	9,009,000	9,009	17,903,746	(30,870)	(2,970,152)	14,992,952

Write Off Accumulated Comprehensive Income from ECC operations to Extraordinary Gain	-	-	-	-	-	31,265	(70)	31,195
Preferred shares cancelled by the Company on divestiture of ECC February 2008	-	-	(6,500)	(6)	-	-	-	(6)
Prefrerred shares cancelled by FEH on divestiture of ECC February 2008	-	-	(6,500,000)	(6,500)	-	-	-	(6,500)
Conversion of preferred shares to common stock	2,502,500	2,503	(2,502,500)	(2,503)	-	-	-	-
Investment Units issued for cash at $0.30 per unit	2,766,668	2,767	-	-	744,233	-	-	747,000
Investment Units issued for cash at $0.255 per unit	6,664,706	6,664	-	-	1,618,335	-	-	1,624,999
Management fees converted to common stock	2,005,833	2,006	-	-	197,987	-	-	199,993
Comprehensive income
Net income	-	-	-	-	-	-	808,322	808,322
Foreign currency translation	-	-	-	-	-	1,219	-	1,219
Total comprehensive loss	-	-	-	-	-	-	-	809,541
Balance, December 31, 2008	95,159,065	95,159	-	-	20,464,301	1,614	(2,161,900)	18,399,174

Conversion of indebtedness to commmon stock	9,385,935	9,386	-	-	929,207	-	-	938,593
Issued for services	700,000	700	-	-	315,550	-	-	316,250
Investment units issued for cash at $0.48 per unit	1,860,416	1,860	-	-	891,140	-	-	893,000
Conversion of indebtedness to investment units	132,404	133	-	-	63,421	-	-	63,554
Stock-based compensation granted	-	-	-	-	1,143,379	-	-	1,143,379
Comprehensive loss
Net loss	-	-	-	-	-	-	(8,650,016)	(8,650,016)
Foreign currency translation	-	-	-	-	-	(4,540)	-	(4,540)
Total comprehensive loss	-	-	-	-	-	-	-	(8,654,556)
Balance, December 31, 2009	107,237,820	107,238	-	-	23,806,998	(2,926)	(10,811,916)	13,099,394
Issued for services	69,445	69	-	-	14,931	-	-	15,000
Stock-based compensation granted	-	-	-	-	1,066,126	-	-	1,066,126
Comprehensive loss
Net loss	-	-	-	-	-	-	(2,466,997)	(2,466,997)
Foreign currency translation	-	-	-	-	-	(5,733)	-	(5,733)
Total comprehensive loss	-	-	-	-	-	-	-	(2,472,730)
Balance, December 31, 2010	107,307,265	$107,307	-	$-	$24,888,055	$(8,659)	$(13,278,913)	$11,707,790

The accompanying notes are an integral part of these financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE AND CONTINUANCE OF OPERATIONS

Holloman Energy Corporation (the “Company”), was incorporated in the State of Nevada on May 14, 2004. The Company focuses on oil and gas exploration and development in Australia’s Cooper Basin.

On August 3, 2007, Holloman acquired Endeavor Canada Corporation (“Endeavor”), an Alberta Canada corporation involved in oil and gas development. The Company acquired Endeavour for 9,000 shares of its Series A preferred stock and 9,000,000 shares of the preferred stock of its wholly owned subsidiary, First Endeavor Holdings (“FEH”). For accounting purposes, the acquisition of Endeavor constituted a re-capitalization whereby Endeavor was deemed to have acquired Holloman. On February 15, 2008, the Company divested its interest in Endeavour (Note 3).

On November 21, 2007, the Company acquired Holloman Petroleum Pty. Ltd. (“Holloman Petroleum”) for 18,600,000 shares of its common stock. Holloman Petroleum’s assets consisted of working interests, varying between 37.5% and 100%, in seven oil and gas permits in Australia.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage. It has not generated operating revenues, and has accumulated losses of $13,278,913 since inception. Holloman has funded its operations through the issuance of capital stock and debt. Management plans to raise additional funds through; third-party equity or debt financings, joint venturing of its work program obligations with third parties who will pay a significant portion of required program costs, and reliance upon the continued support of its controlling shareholder. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. Holloman’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon; the continued support of its controlling shareholder, its ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generating profitable operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with US GAAP, and are expressed in United States dollars. The Company has not produced revenues from its principal business and is an exploration stage company as defined by “Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.” These financial statements include the accounts of the Company and its wholly owned subsidiaries FEH and Holloman Petroleum. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of oil and gas properties, determination of fair values of stock based transactions, and deferred income tax rates.

Foreign Currency Translation

The Company and its Australian subsidiaries’ functional and reporting currency is the United States dollar. The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. Foreign currency financial statements of the Company’s Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of the Company’s Australian subsidiaries use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses.  If material, translation gains and losses are included in the determination of income. Foreign currency transactions of the Company’s subsidiaries are primarily undertaken in Australian and Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At December 31, 2010, all of the Company’s oil and gas interests were classified as unproven properties and were not being amortized.

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

The Company accounts for uncertainty in income taxes by applying a two-step method. First, it evaluates whether a tax position has met a more likely than not recognition threshold, and second, it measures that tax position to determine the amount of benefit, if any, to be recognized in the financial statements. The application of this method did not have a material effect on the Company's consolidated financial statements.

Stock Based Compensation

The Company records compensation expense in the consolidated financial statements for share based payments using the fair value method. The fair value of share-based compensation to directors and employees is determined using the Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods and services received. Share-based compensation is expensed with a corresponding increase to share capital. Upon the exercise of the stock options, the consideration paid is recorded as an increase in share capital.

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

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, other receivables, accounts payable and accrued liabilities approximates their carrying value due to their short-term nature.

In connection with private placements and compensation arrangements, the Company granted a 2% net revenue interest in wells drilled by the Company, or on its behalf, in the Company’s concessions covering lands in the Cooper Basin of Australia. It is management’s opinion that no value could be assigned to these revenue interests, as the fair value cannot be reasonably determined given the current stage of exploration.

Other Comprehensive Income (Loss)

The Company reports and displays comprehensive loss and its components in the consolidated financial statements. For the years ended December 31, 2010 and 2009, the only components of comprehensive loss were foreign currency translation adjustments.

Earnings Per Share

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of Basic EPS for each period since the Company does not have any dilutive stock options or warrants.

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

On August 3, 2007 the Company acquired Endeavor for 9,000 shares of the Company’s Series A Preferred stock and 9,000,000 preferred shares of FEH. Each Series A Preferred share was convertible into one share of the Company’s common stock and was entitled to 1,000 votes on any matter submitted to the Company’s shareholders for approval. The 9,000,000 preferred shares of FEH were, at the option of the holder of the shares, convertible into 9,000,000 shares of the Company’s common stock.

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

4.  OIL AND GAS PROPERTIES

General

All of the Company’s oil and gas properties are located in Australia and are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion. The Company intends to acquire additional seismic data and begin drilling exploratory wells on its properties within 18 months. It anticipates depletion of these properties will begin during fiscal year 2012. The costs incurred in oil and gas property acquisition and exploration activities are summarized as follows:

Australian Exploration Properties - Unproven
Balance, December 31, 2006	$––
Acquisition costs	15,903,000
Impact of deferred tax liability	6,177,000
Exploration costs	290,925
Balance, December 31, 2007	22,370,925
Exploration Costs	710,204
Balance, December 31, 2008	23,081,129
Write down – Barrow	(2,908,010)
Write down – Vic P60	(2,212,197)
Write down – Deferred tax gross-ups	(1,636,508)
Exploration Costs	131,806
Balance, December 31, 2009	16,456,220
Exploration Costs	174,571
Balance, December 31, 2010	$16,630,791

In May 2007, the Company entered into an agreement to acquire a 62.5% working interest in an Australian oil and gas exploration permit covering 340,000 acres, more or less, in an area known as Victoria Permit 60 (“Vic P60”).

On November 21, 2007, the Company purchased seven Australian oil and gas interests. This purchase was facilitated by the acquisition of Holloman Petroleum Pty. Ltd., a privately held Australian-based company, for 18,600,000 shares of the Company's common stock with a fair market value of $15,903,000. The purchase included a 66.67% working interest in three licenses located in the Cooper Basin, in the State of South Australia, the remaining 37.5% working interest in Vic P60 in the Gippsland Basin, in the State of Victoria, and a 100% working interest in three permits in the Barrow Sub-Basin, in the State of Western Australia.

Onshore – The Cooper Basin

On June 11, 2008 the Australian government consolidated two of the Company’s oil and gas licenses in the Cooper Basin (PEL 108 and PEL 109) into one license (PEL 444). In connection with that consolidation, the government also extended the license term and associated work programs for PEL 444 and PEL 112 by five years. During August 2010, the Company applied for, and was granted, an additional extension of these licenses.

The Company is currently party to a contingent agreement with Holloman Oil & Gas Limited (“HOG”), an Australian corporation and affiliate of the Company, which potentially grants HOG its working interest in PEL 112. The assignment of the working interest in PEL 112 is expressly conditioned upon the negotiation and execution of a definitive farmin agreement between the Company and HOG. If the agreement is pursued, HOG agrees to:

•	Fund the costs required to drill, and if warranted, complete three wells on the PEL 112 within the timeframes required by the permit work programs; and

•	Pay the Company a 1.33% overriding royalty on gross revenues generated from the sale of any oil or gas produced from wells drilled on the PEL 112.

Under the contingent agreement, the Company has the right to earn up to a 33.33% working interest in the PEL 112 license by paying, prior to the time any well has reached 50% of the expected total depth, the Company’s proportionate share of the cost of drilling any of the wells involved in the initial three-well drilling program. The Company also has the right to earn up to a one-third working interest in any future wells drilled on the PEL 112 by paying its proportionate share of the cost of drilling. Two of the Company’s officers/directors are officers of its controlling shareholder, Holloman Corporation, which holds a 100% interest in HOG.

Offshore – Barrow Sub-Basin and Vic P60

During 2009, the Company relinquished all of its offshore oil and gas permits. The Barrow Sub-Basin permits (WA-372P, WA-373P and WA-395P) obligated the Company to drill 12 offshore exploration wells during the period from June 2010 to June 2013. The Vic P60 permit obligated the Company to drill an additional exploration well by October 28, 2010. Both the Barrow and Vic P60 permits also required the acquisition of significant amounts of 3D seismic data. The Company relinquished its Barrow Sub-Basin permits effective June 30, 2009. As a result of the application of a full cost pool "ceiling test", the Company determined that the carrying value of its pool of unproven properties was impaired to the extent of the carrying value of those permits. Accordingly, it recognized a loss on the impairment of oil and gas assets of $2,908,010 during that period. Oil and gas properties as of June 30, 2009, were reduced by the same amount to reflect the impairment of the Barrow permits.

The Company relinquished its Vic P60 permit effective December 28, 2009. As a result of the application of a full cost pool "ceiling test", the Company determined that the carrying value of its pool of unproven properties was impaired to the extent of the carrying value of that permit. Accordingly, it recognized a loss on the impairment of oil and gas assets of $2,851,684 during that period. This loss included the write-off of a $639,487 deposit paid in connection with the acquisition of Vic P60. Oil and gas properties and deposit on acquisition as of December 31, 2009, were reduced by the same amounts, respectively, to reflect the impairment of the Vic P60 permit.

In connection with the Company’s 2009 offshore relinquishments, the carrying value of oil and gas properties was also reduced by $1,636,508 in deferred tax gross-up relating to the relinquished permits.

5.  RELATED PARTY TRANSACTIONS

During 2009, the Company repaid advances from its officers, directors and shareholders totaling $1,572,803. Of that amount, $840,000 was repaid in cash, and $732,803 was converted to shares of the Company’s restricted common stock (Note 8).

During 2010, fees totaling $291,750 (2009 - $226,812) were paid to the Company’s Chief Financial Officer. The fees were incurred as compensation for services rendered in the normal course of operations and were paid at the amount established and agreed to by the related parties.

Effective October 1, 2010, the Company executed an administrative services agreement with its controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of the Company’s restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days notice. During 2010, the Company recorded $15,000 of office expense and issued 69,445 shares of its common stock as a result of this agreement (Note 8).

6.  STOCK-BASED COMPENSATION

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
4,800,000

In applying the Black-Scholes model, the Company used; contractual lives of 3-5 years, historical stock price volatility of 154%, a risk-free rate of 3.5% and an annual dividend rate of 0%.

A summary of Option Plan activity as of December 31, 2010, and changes during the year then ended is presented below.

Options	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (yrs)	Aggregate Intrinsic value
Outstanding – January 1, 2010	4,800	$0.93
Granted	––	––
Exercised	––	––
Forfeited or expired	––	––
Outstanding – December 31, 2010	4,800	$0.93	2.71	$0.00
Exercisable – December 31, 2010	3,600	$0.83	2.38	$0.00

The weighted-average grant-date fair value of options granted during 2009 was $0.50.

A summary of nonvested options as of December 31, 2010, and changes during the year then ended is presented below.

Nonvested Shares	Shares (000’s)	Weighted-Average Grant - Date Fair Value
Nonvested outstanding – January 1, 2010	3,600	$1.00
Granted	––	––
Vested	(2,400)	0.90
Forfeited	––	––
Nonvested outstanding – December 31, 2010	1,200	$1.20

As of December 31, 2010 there was $197,000 of total unrecognized compensation cost related to nonvested share-based compensation under the Option Plan. All of this amount is expected to be recognized during 2011. A total of $1,066,126 and $1,143,377 in non-cash, stock-based compensation has been recognized in the statement of operations during the years 2010 and 2009, respectively, in connection with the Option Plan.

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

On August 15, 2009, the Company also issued its officers and directors fractional participation in a 2% net revenue interest in wells to be drilled by the Company on its lands in the Cooper basin. These participation units represent a 0.454% interest in the Company’s Cooper Basin revenues, after all royalties, exploration expenses, operating costs and capital investments associated with the Cooper Basin have been recovered. In management’s opinion no value could be assigned to these revenue interests, as any valuation was non-estimable.

7.  PREFERRED SHARES

The Company and its wholly-owned subsidiary, FEH are each authorized to issue 10,000,000 preferred shares with a par value of $0.001 per share. At December 31, 2010, neither the Company nor FEH had any preferred shares outstanding.

On August 3, 2007 the Company acquired Endeavor for 9,000 shares of the Company’s Series A Preferred stock and 9,000,000 preferred shares of FEH. Each Series A Preferred share was convertible into one share of the Company’s common stock and was entitled to 1,000 votes on any matter submitted to the Company’s shareholders for approval. The 9,000,000 preferred shares of FEH were, at the option of the holder of the shares, convertible into 9,000,000 shares of the Company’s common stock.

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

8.  COMMON SHARES

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001.

On May 29, 2009, the Company issued 9,385,935 restricted shares of its common stock in settlement of $938,593 in loans and advances payable. The parties receiving these shares included; Holloman Corporation, a principal shareholder of the Company (6,045,218 shares for debt of $604,520), Open Bay Holdings Ltd., a Company controlled by the Company’s former Chief Executive Officer (747,287 shares for debt of $74,729) and an unrelated party (2,593,430 shares for debt of $259,344) (Note 5).

On August 15, 2009, the Company issued 200,000 shares of its common stock with a fair market value of $112,000 as compensation for services under a Stock Bonus Plan (Note 6).

On October 6, 2009, the Company issued 500,000 shares of its common stock, with a fair market value of $204,250, to a third party vendor as compensation for advisory and public relations services.

During December 2009, the Company sold 1,992,820 shares of common stock in a private placement of investment units to Holloman Corporation, and to certain directors and officers of the Company, and to 3 non-affiliated parties. The investment units were priced at $0.48 each and consisted of one share of the Company’s common stock, and one stock purchase warrant. Each stock warrant entitles the holder to purchase one half share of the Company’s common stock at a price of $0.80 per share until December 17, 2012. Proceeds from the private placement totaled $956,554, of which $893,000 was paid in cash and $63,554 was a conversion of indebtedness.

During December 2010, the Company issued 69,445 shares of its common stock, at an average price of $0.216 per share in connection with the conversion of $15,000 in administrative service fees payable to a wholly owned subsidiary of its controlling shareholder.

At December 31, 2010, a total of 25,125,160 share purchase warrants and stock options are issued and outstanding. During the year ended December 31, 2009, 286,201 warrants with a weighted-average exercise price of $3.00 per share expired. No warrants or stock options expired during 2010 and there have been no warrants or stock options exercised or forfeited since inception. The weighted-average remaining life and exercise price of outstanding stock options and warrants at December 31, 2010 were 13.37 months and $1.25, respectively.

The fair value of stock warrants issued to purchasers of investment units is determined using the Black-Scholes valuation model at the time the stock warrant is granted.

9.  INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2010	Year Ended December 31 2009
Statutory tax rates	35%	35%
Expected recovery of income taxes at statutory rates	$(863,481)	$(3,812,944)
Increase (reduction) in income taxes resulting from:
Non-deductible expenditures and other	(179,515)	865,889
Foreign exchange rate and tax rate differences	871	374,017
Valuation allowance change	1,042,125	328,931
Provision for income taxes	$-	$(2,244,107)

The significant components of deferred income tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Deferred income tax assets:
Stock-based compensation	$773,327	$––
US net operating loss carryforwards	1,118,658	863,061
Australian operating loss carryforwards	265,239	59,898
Australian deposits on property	––	191,846
US loan receivable	543,806	543,806
Total deferred income tax assets	2,701,030	1,658,611
Less: valuation allowance	(2,448,992)	(1,406,867)
Deferred income tax assets, net	$252,038	$251,744
Petroleum and natural gas properties, Australia	$(5,056,231)	$(4,442,814)
Deferred income tax liabilities, net	$(4,804,193)	$(4,191,070)

In the United States, the Company had regular tax net operating losses of $3,196,166 that expire from 2026 through 2031. A valuation allowance of $1,118,658 (2009 - $863,061) has been applied against the deferred tax asset representing these losses.

In Australia, the Company had regular tax net operating losses of $884,131 (2009 - $199,660) that may be used in future years to reduce taxable income.

The Company's tax returns for 2007 and subsequent years remain subject to examination by tax authorities.

10.  SUBSEQUENT EVENT

During March 2011, the Company sold 1,400,002 shares of common stock in a private placement of investment units to Holloman Corporation, and to certain directors, and officers of the Company, and to 1 non-affiliated consultant. The investment units were priced at $0.15 each and consisted of one share of the Company’s common stock, and one stock purchase warrant. Each stock warrant entitles the holder to purchase one half share of the Company’s common stock at a price of $0.25 per share until February 14, 2012. Proceeds from the private placement totaled $210,000. Of that amount, $180,000 was paid in cash and $30,000 was a conversion of liabilities.