Form 10-Q
period 2011-03-31
HOLLOMAN ENERGY CORP
filed 2011-05-16
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Class of Stock	No. Shares Outstanding	Date
Common	108,795,497	May 10, 2011

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash	$114,002	$41,987
Other receivable	11,830	9,662
Prepaid expenses	23,124	12,904
	148,956	64,553

Oil and gas properties, full cost method, unproven	16,630,791	16,630,791
Total Assets	$16,779,747	$16,695,344

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$145,711	$183,361
	145,711	183,361

Deferred tax liability	4,878,220	4,804,193
Total Liabilities	5,023,931	4,987,554

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
108,795,497 common shares (107,307,265 at December 31, 2010)	108,796	107,307
Additional paid in capital	25,190,300	24,888,055
Accumulated other comprehensive loss	(7,330)	(8,659)
Deficit accumulated during the exploration stage	(13,535,950)	(13,278,913)
Total Stockholders' Equity	11,755,816	11,707,790

Total Liabilities and Stockholders' Equity	$16,779,747	$16,695,344

The accompanying notes are an integral part of these financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results from May 5, 2006 (Inception) to March 31, 2011
		Three Months Ended March 31,
		2011	2010

CONTINUING OPERATIONS
Consulting	$1,192,439	$18,320	$174,605
Foreign exchange loss	972,563	75,485	132,711
Gain on settlement of debt	(40,026)	-	-
Management and directors fees	1,013,823	41,998	92,800
Stock-based compensation expense	2,288,237	78,734	379,210
Office, travel and general	632,545	26,533	48,312
Professional fees	566,834	15,967	11,904
Salaries, wages, and benefits	86,666	-	-
General and Administrative Expenses	(6,713,081)	(257,037)	(839,542)

Oil and gas property impairment	(7,396,207)	-	-
Deferred income tax recovery	2,244,107	-	-
Loss from Continuing Operations	(11,865,181)	(257,037)	(839,542)

DISCONTINUED OPERATIONS
Net Loss from Discontinued Operations	(2,454,637)	-	-
Gain on Disposal of Endeavor	783,868	-	-

Loss from Discontinued Operations	(1,670,769)	-	-

NET LOSS	$(13,535,950)	$(257,037)	$(839,542)

BASIC AND DILUTED NET LOSS FROM
CONTINUING OPERATIONS PER COMMON SHARE		$(0.00)	$(0.01)

BASIC AND DILUTED NET LOSS FROM
DISCONTINUED OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE		$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		107,681,950	107,237,820

The accompanying notes are an integral part of these financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results from May 5, 2006 (Inception) to March 31, 2011
		Three Months Ended March 31,
		2011	2010

OPERATING ACTIVITIES
Net loss	$(13,535,950)	$(257,037)	$(839,542)
Adjustments to reconcile net loss to net cash
used in operating activities:
Cash used by discontinued operations	1,729,701	-	-
Gain on disposal of Endeavor	(783,868)	-	-
Gain from settlement of indebtedness	(65,026)	-	-
Stock-based compensation and fee payments	2,804,487	78,734	379,210
Unrealized foreign exchange loss	923,189	75,356	128,313
Impairment of oil and gas properties (net of tax recovery)	5,152,100	-	-
Changes in non-cash working capital items
Other receivable	(11,830)	(2,168)	2,358
Prepaid expenses	(23,124)	(10,220)	(56,636)
Accounts payable and accrued liabilities	368,254	7,350	(17,269)
Cash used in operating activities	(3,442,067)	(107,985)	(403,566)

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	-	-
Petroleum and natural gas expenditures	(1,269,061)	-	(26,800)
Cash acquired on acquisition	12,696	-	-
Deposit on acquisition	(639,487)	-	-
Deposits	-	-	-
Cash used in investing activities	(3,343,591)	-	(26,800)

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	-	-
Common stock issued for cash	3,505,001	180,000	-
Loans payable	50,567	-	-
Due to related parties	1,343,831	-	-
Cash provided by financing activities	6,899,660	180,000	-

CHANGE IN CASH	114,002	72,015	(430,366)
CASH, BEGINNING	-	41,987	1,089,456

CASH, ENDING	$114,002	$114,002	$659,090

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$9,908	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH ACTIVITIES:
Shares issued on conversion of management fees	$225,000	$10,000	$-
Shares issued on conversion of service fees	$15,000	$15,000	$-
Shares issued on conversion of liabilities	$2,661,879	$20,000	$-
Shares issued for property acquired	$15,903,000	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

1.  BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

3.  COMMON STOCK

During March 2011, the Company sold 1,400,002 shares of common stock in a private placement of investment units to Holloman Corporation, and to certain directors, and officers of the Company, and to one non-affiliated consultant. The investment units were priced at $0.15 each and consisted of one share of the Company’s common stock, and one stock purchase warrant. Each stock warrant entitles the holder to purchase one half share of the Company’s common stock at a price of $0.25 per share until February 14, 2012. Proceeds from the private placement totaled $210,000. Of that amount, $180,000 was paid in cash and $30,000 was a conversion of liabilities.

During March 2011, the Company issued 88,230 shares of its common stock, at an average price of $0.17 per share in connection with the conversion of $15,000 in administrative service fees payable to a wholly owned subsidiary of its controlling shareholder.

4.  STOCK-BASED COMPENSATION

During the three month periods ended March 31, 2011 and 2010 the Company recognized $78,734 and $379,210, respectively, of non-cash expense related to share-based compensation under its 2009 Non-Qualified Stock Option Plan (the “Option Plan”). As of March 31, 2011, $118,100 of total unrecognized compensation cost remains under the Option Plan, all of which is expected to be recognized during the remainder of 2011.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with Securities Exchange Commission on March 28, 2011, and, from time to time, in other reports we file with the U.S. Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited financial statements and related notes included as part of this report and our Form 10-K, for the year ended December 31, 2010 filed with Securities Exchange Commission on March 28, 2011.

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

Onshore licenses –Cooper Basin

We currently hold working interests of 66.67% in two onshore Petroleum Exploration Licenses (PELs) in Australia. PEL 112 is comprised of 2,196 square kilometers (542,643 gross acres). PEL 444, which resulted from the consolidation of the PEL 108 and PEL 109 licenses, is comprised of 2,358 square kilometers (582,674 gross acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. The Department of Primary Industries and Resources of South Australia reports that the Cooper Basin has sourced over 4 billion barrels of oil and 5 trillion cubic feet of recoverable gas. It has in excess of 120,000 kilometers of 2-D seismic data and more than 1,200 wells in 65 oil and 20 gas fields. Our management believes that Australia provides a stable regulatory, tax and business environment in the oil and gas sector. We are obligated to pay 4.46% in royalties on our revenues generated by operations on these licenses.

On May 12, 2011 we entered into a non-binding letter of intent with a farm-out partner (the "Farmee") which provides that the Farmee may earn a 44% working interest in PEL 112 and PEL 444 (the “Farm-out LOI”). Upon the signing of the letter of intent, the Farmee paid us AUD$100,000 (USD$104,355). To earn its 44% interest, the Farmee will issue us 1,000,000 shares of its common stock and is required to fund exploration and development expenditures including:

•	up to AUD$3,650,000 (USD$3,933,190) for performance of work area clearance and the acquisition of 125 square kilometres of 3D seismic data on PEL 112;

•	up to AUD$4,500,000 (USD$4,849,138) covering the dry hole costs of a three (3) well drilling program on PEL 112;

•	up to AUD$3,650,000 (USD$3,933,190) for performance of work area clearance and the acquisition of 125 square kilometres of 3D seismic data on PEL 444; and

•	up to AUD$4,500,000 (USD$4,849,138) covering the dry hole costs of a three (3) well drilling program on PEL 444.

Under the terms of the Farm-out LOI, in the event any well drilled as part of the six (6) well program tests positively for commercially viable production of oil or gas, the Farmee will pay 50% of the total aggregate completion costs of such well(s). Other working interest holders, including us, will pay their portion of the residual 50% of completion costs on a pro-rata basis in accordance with the ratio their working interest percentage bears to the total working interest percentage held by all working interest holders excluding the Farmee.

In connection with the potential Farm-out LOI, we have also entered into a Working Interest Participation Agreement (the “Participation Agreement”) with our current working interest partners in PEL 112 and PEL 444. Under the Participation Agreement, we will convey an undivided 26.67% working interest, and our partners will convey an aggregate undivided 17.33% working interest (total 44% working interest conveyance) to the Farmee upon completion of their agreed earn-in obligations.

Both the Farm-out LOI and the Participation Agreement are subject to a number of conditions including approval of the TSX Venture Exchange, and the execution of definitive agreements by all parties.

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

The farmin agreement through which we hold our working interests in PEL 112 and PEL 444 also obligates us to fulfill the drilling commitment set forth by the Australian Government. Based on technical recommendations, we intend to pursue the acquisition of 3-D seismic data on our licenses. Our current exploration plan also calls for the drilling of six wells, three wells on each of our concessions. Early estimates indicate the costs to perform the work outlined in our Cooper Basin exploration plan would range from $27 million to $30 million.

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

Results of Operations

Our consulting, management and professional fees for the three months ended March 31, 2011, decreased by approximately $225,000 (68%) from $328,000 to $103,000 when compared to the same period during 2010. In largest part, this decrease resulted from one-time consulting fees paid to the Macquarie Tristone during 2010 in connection with our search for joint venture partners.

The Australian dollar has continued to gain strength against the US dollar. The Australian dollar increased from 1.02 to 1.03 US dollars during the three month period ended March 31, 2011. As a result, we recognized foreign exchange losses of $75,485 during that period. Substantially all of our non-cash foreign exchange losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government.

On August 15, 2009, we established a Non-Qualified Stock Option Plan and a Stock Bonus Plan. In connection with the plans we recognized non-cash, stock-based compensation expense of $78,734 and $379,210 during the three month periods ended March 31, 2011 and 2010, respectively. Stock-based compensation expense has decreased between periods as the unamortized portion of plan expense has diminished as plan options have vested with plan participants.

We have recognized an inception to date net loss of approximately $13,536,000. That loss consists of approximately $8,879,000 in non-cash expense including; stock-based fees and compensation expense of $2,804,000, unrealized foreign exchange loss of $923,000, and a net impairment of oil and gas properties of approximately $5,152,000. In addition, we have incurred $1,671,000 in loss related to the discontinued operations of Endeavor Canada, and approximately $2,986,000 in other cash expenses related to exploration stage operations.

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

Our Cooper Basin exploration plan calls for the expenditure of approximately $10.5 million prior to May 31, 2012. Based upon technical recommendations, we intend to pursue the acquisition of 3-D seismic data on our licenses. Our current exploration plan also calls for the drilling of six wells on our concessions. Early estimates indicate the costs to perform the work outlined in our current Cooper Basin exploration plan would range from $27 million to $30 million.

Our operations to date have been financed from the sale of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates. We regularly review the market to identify opportunities for capital formation.  We have also entered into a non-binding letter of intent with a Farmee which, if completed and successful, will pay a significant portion of the costs required to explore for oil and gas in the area covered by our permits.

During March 2011, we sold 1,400,002 shares of common stock in a private placement of investment units. Proceeds from the private placement totaled $210,000. Of that amount, $180,000 was paid in cash and $30,000 was a conversion of liabilities.

Effective October 1, 2010, we executed an administrative services agreement with our controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days notice. During the three months ended March 31, 2011, we recorded $15,000 of office expense and issued 88,230 shares of our common stock as a result of this agreement. Proceeds from this administrative service agreement have been assigned to a wholly owned subsidiary of Holloman Corporation.

Other than the obligations associated with our oil and gas concessions in Australia, we had no material future contractual obligations as of March 31, 2011.

We believe our plan of operations may require up to $11,000,000 for exploration costs and administrative expenses over the twelve-month period ending May 31, 2012. We are attempting to raise investment capital and complete joint venture agreements with third parties who will pay a significant portion of the costs required to explore for oil and gas and otherwise fulfill the obligations required by our Australian licenses.

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

As of May 10, 2011 we did not have any off balance sheet arrangements.

As of May 10, 2011 we did not have any proven oil or gas reserves and we did not have any revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At March 31, 2011, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of March 31, 2011, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

During March 2011, we sold 1,400,002 shares of our common stock in a private placement of investment units to Holloman Corporation, and to certain of our directors, and officers, and to one non-affiliated consultant. The investment units were priced at $0.15 each and consisted of one share of our common stock, and one stock purchase warrant. Each stock warrant entitles the holder to purchase one half share of our common stock at a price of $0.25 per share until February 14, 2012. Proceeds from the private placement totaled $210,000. Of that amount, $180,000 was paid in cash and $30,000 was a conversion of liabilities.

On March 31, 2011, we issued 88,230 shares of our common stock at a weighted average price of $0.17 per share in settlement of $15,000 in fees payable to a wholly-owned subsidiary of our controlling shareholder under the terms of an administrative service agreement.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these securities. The persons who acquired these securities were sophisticated investors and were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these securities acquired them for their own accounts. The certificates representing the shares of common stock and warrants bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration.

ITEM 6. EXHIBITS

Exhibit

Number	Description of Exhibits
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION

Date: May 13, 2011	/s/ Mark Stevenson
Mark Stevenson, Principal Executive Officer

Date: May 13, 2011	/s/ Robert Wesolek
Robert Wesolek, Principal Financial and Accounting Officer