Form 10-Q
period 2011-06-30
HOLLOMAN ENERGY CORP
filed 2011-08-15
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Class of Stock	No. Shares Outstanding	Date
Common	108,847,024	August 10, 2011

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash	$89,150	$41,987
Other receivable	837	9,662
Prepaid expenses	29,638	12,904
	119,625	64,553

Oil and gas properties, full cost method, unproven	16,652,047	16,630,791
Total Assets	$16,771,672	$16,695,344

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$229,819	$183,361
	229,819	183,361

Deferred tax liability	5,021,210	4,804,193
Total Liabilities	5,251,029	4,987,554

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
108,847,024 common shares (107,307,265 at December 31, 2010)	108,848	107,307
Additional paid in capital	25,283,982	24,888,055
Accumulated other comprehensive loss	(8,655)	(8,659)
Deficit accumulated during the exploration stage	(13,863,532)	(13,278,913)
Total Stockholders' Equity	11,520,643	11,707,790

Total Liabilities and Stockholders' Equity	$16,771,672	$16,695,344

The accompanying notes are an integral part of these financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results from
	May 5, 2006 (Inception)	Three Months Ended June 30,		Six Months Ended June 30,
	to June 30, 2011	2011	2010	2011	2010

CONTINUING OPERATIONS
Consulting	$1,211,613	$19,174	$64,407	$37,494	$239,012
Foreign exchange loss	1,114,691	142,128	(312,916)	217,613	(180,205)
Gain on settlement of debt	(40,026)	-	-	-	-
Management and directors fees	1,051,848	38,025	70,200	80,023	163,000
Stock-based compensation expense	2,366,971	78,734	379,211	157,468	758,421
Office, travel and general	659,244	26,699	16,452	53,232	64,764
Professional fees	589,656	22,822	1,006	38,789	12,910
Salaries, wages, and benefits	86,666	-	-	-	-
General and Administrative Expenses	(7,040,663)	(327,582)	(218,360)	(584,619)	(1,057,902)

Oil and gas property impairment	(7,396,207)	-	-	-	-
Deferred income tax recovery	2,244,107	-	-	-	-
Loss from Continuing Operations	(12,192,763)	(327,582)	(218,360)	(584,619)	(1,057,902)

DISCONTINUED OPERATIONS
Net Loss from Discontinued Operations	(2,454,637)	-	-	-	-
Gain on Disposal of Endeavor	783,868	-	-	-	-

Loss from Discontinued Operations	(1,670,769)	-	-	-	-

NET LOSS	$(13,863,532)	$(327,582)	$(218,360)	$(584,619)	$(1,057,902)

BASIC AND DILUTED NET LOSS FROM
CONTINUING OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.01)	$(0.01)

BASIC AND DILUTED NET LOSS FROM
DISCONTINUED OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE		$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		108,796,063	107,237,820	108,242,084	107,237,820

The accompanying notes are an integral part of these financial statements.

HOLLOMAN ENERGY CORPORATION
(A Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results from
	May 5, 2006 (Inception)	Six Months Ended June 30,
	to June 30, 2011	2011	2010

OPERATING ACTIVITIES
Net loss	$(13,863,532)	$(584,619)	$(1,057,902)
Adjustments to reconcile net loss to net cash
used in operating activities:
Cash used by discontinued operations	1,729,701	-	-
Gain on disposal of Endeavor	(783,868)	-	-
Gain from settlement of indebtedness	(65,026)	-	-
Stock-based compensation and fee payments	2,883,221	157,468	758,421
Unrealized foreign exchange loss	1,064,854	217,021	(182,741)
Impairment of oil and gas properties (net of tax recovery)	5,152,100	-	-
Changes in non-cash working capital items
Other receivable	(837)	8,825	2,588
Prepaid expenses	(29,638)	(16,734)	(28,289)
Accounts payable and accrued liabilities	467,362	106,458	(94,619)
Cash used in operating activities	(3,445,663)	(111,581)	(602,542)

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	-	-
Petroleum and natural gas expenditures	(1,290,317)	(21,256)	(41,242)
Cash acquired on acquisition	12,696	-	-
Deposit on acquisition	(639,487)	-	-
Deposits	-	-	-
Cash used in investing activities	(3,364,847)	(21,256)	(41,242)

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	-	-
Common stock issued for cash	3,505,001	180,000	-
Loans payable	50,567	-	-
Due to related parties	1,343,831	-	-
Cash provided by financing activities	6,899,660	180,000	-

CHANGE IN CASH	89,150	47,163	(643,784)
CASH, BEGINNING	-	41,987	1,089,456

CASH, ENDING	$89,150	$89,150	$445,672

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$9,908	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH ACTIVITIES:
Shares issued on conversion of management fees	$225,000	$10,000	$-
Shares issued on conversion of service fees	$30,000	$30,000	$-
Shares issued on conversion of liabilities	$2,661,879	$20,000	$-
Shares issued for property acquired	$15,903,000	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

1.  BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Subsequent to June 30, 2011, the Company entered into a definitive farm-in agreement pertaining to its Australian oil and gas licenses.  See Note 5.

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

The Company incurs $15,000 in administrative service fees payable to a wholly owned subsidiary of its controlling shareholder on a quarterly basis. During March and June 2011, the Company converted those service fees to 88,230 and 51,527 shares of its common stock, at an average price of $0.17 and $0.29 per share, respectively.

4.  STOCK-BASED COMPENSATION

During the six month periods ended June 30, 2011 and 2010, the Company recognized $157,468 and $758,421, respectively, of non-cash expense related to share-based compensation under its 2009 Non-Qualified Stock Option Plan (the “Option Plan”). As of June 30, 2011, $39,366 of total unrecognized compensation cost remains under the Option Plan, all of which is expected to be recognized during the remainder of 2011.

5.  SUBSEQUENT EVENT

On July 29, 2011, the Company entered into a definitive Oil and Gas Farm-In Agreement with Brandenburg Energy Corp., formerly Brandenburg Metals Corp. ("Brandenburg"), Australian-Canadian Oil Royalties Ltd. (“ACOR”) and Eli Sakhai (“Sakhai”) on Petroleum Exploration Licenses (“PELs”) 112 and 444 (the “Agreement”). The Agreement provides that Brandenburg may earn a 44% undivided working interest in PEL 112 and PEL 444 (the “Farm-In Interest”). Brandenburg has paid the Company a non-refundable fee of $104,355 and will issue the Company 1,000,000 shares of its common stock with a current market value of approximately $355,000, as of August 10, 2011, in connection with the Agreement. To earn the Farm-In Interest, Brandenburg is required to fund exploration and development expenditures (the “Earning Obligations”) totaling AUD$16,300,000 (USD$17,437,357) including:

•	AUD$150,000 (USD$156,857) which has been advanced directly to the Company, for use in the completion of seismic work area clearance on PEL 112;

•	AUD$600,000 (USD$642,000) which is currently held in escrow with the Company’s attorney for use in initiating the acquisition of 125 square kilometres of 3D seismic data on PEL 112;

•	AUD$2,900,000 (USD$3,103,000) to be paid to the Company on or before September 20, 2011 for use in completing the acquisition of 125 square kilometres of 3D seismic data on PEL 112;

•	AUD$4,500,000 (USD$4,815,000) to be paid to the Company on or before September 20, 2011 covering the dry hole costs of a three (3) well drilling program on PEL 112;

•
AUD$600,000 (USD$642,000) to be paid to the Company on or before February 1, 2012 for use in the completion of seismic work area clearance and initiating the acquisition of 125 square kilometres of 3D seismic data on PEL 444;

•	AUD$3,050,000 (USD$3,263,500) to be paid to the Company on or before April 30, 2012 use in completing the acquisition of 125 square kilometres of 3D seismic data on PEL 444; and

•	AUD$4,500,000 (UAD$4,815,000) to be paid to the Company on or before May 31, 2012 covering the dry hole costs of a three (3) well drilling program on PEL 444.

Brandenburg will earn its Farm-In Interest on a license-by-license basis such that the Farm-In Interest in each license shall be conveyed upon completion of the Earning Obligations related to that license. Upon completion of the Earning Obligations on either PEL 112 or PEL 444, the current working interest holders will transfer to Brandenburg the following working interest percentages in the relevant license:

(a)	The Company will contribute an undivided 26.70% working interest in the relevant license;
(b)	ACOR will contribute an undivided 8.65% working interest in the relevant license; and
(c)	Sakhai shall contribute an undivided 8.65% working interest in the relevant License.

Brandenburg may terminate the Agreement any time before it has earned the Farm-In Interest in a license. In that event, Brandenburg will not be entitled to any interest in either license unless it has satisfied its Earning Obligations in respect of such license and shall not be entitled to any refund or reimbursement of amounts paid or common stock issued to the Company under the Agreement. If Brandenburg is in breach of any of the material terms of the Agreement, the Company has the option, but not the obligation, to substitute itself or a third party to undertake Brandenburg’s remaining obligations under this Agreement, including any uncompleted Earning Obligations, in exchange for the right to earn the Farm-In Interest in each of the licenses in accordance with the terms and conditions of the Agreement.

The Company has agreed with Brandenburg to act as joint-operators of PEL 112 and PEL 444 during the earning period.

Under the terms of the Agreement, in the event any well drilled as part of the six (6) well program on PEL 112 and PEL 444 tests positively for commercially viable production of oil or gas, Brandenburg will also pay 50% of the total completion costs of such well(s). Other working interest holders, including the Company, will pay their portion of the residual 50% of completion costs on a pro-rata basis.

The effective date of the Agreement is the date upon which Brandenburg receives written approval of the Agreement from the TSX Venture Exchange. On the effective date, advances and common stock under the Agreement will be earned, and any amounts escrowed with the Company’s attorney will be released to the Company.

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

On July 29, 2011, we entered into a definitive Oil and Gas Farm-In Agreement with Brandenburg Energy Corp., formerly Brandenburg Metals Corp. ("Brandenburg"), Australian-Canadian Oil Royalties Ltd. (“ACOR”) and Eli Sakhai (“Sakhai”) on Petroleum Exploration Licenses (“PELs”) 112 and 444 (the “Agreement”). The Agreement provides that Brandenburg may earn a 44% undivided working interest in PEL 112 and PEL 444 (the “Farm-In Interest”). Brandenburg has paid us a non-refundable fee of $104,355 and will issue us 1,000,000 shares of its common stock with a current market value of approximately $355,000, as of August 10, 2011, in connection with the Agreement. To earn the Farm-In Interest, Brandenburg is required to fund exploration and development expenditures (the “Earning Obligations”) totaling AUD$16,300,000 (USD$17,437,357) including:

•	AUD$150,000 (USD$156,857) which has been advanced directly to us, for use in the completion of seismic work area clearance on PEL 112;

•	AUD$600,000 (USD$642,000) which is currently held in escrow with our attorney for use in initiating the acquisition of 125 square kilometres of 3D seismic data on PEL 112;

•	AUD$2,900,000 (USD$3,103,000) to be paid to us on or before September 20, 2011 for use in completing the acquisition of 125 square kilometres of 3D seismic data on PEL 112;

•	AUD$4,500,000 (USD$4,815,000) to be paid to us on or before September 20, 2011 covering the dry hole costs of a three (3) well drilling program on PEL 112;

•
AUD$600,000 (USD$642,000) to be paid to us on or before February 1, 2012 for use in the completion of seismic work area clearance and initiating the acquisition of 125 square kilometres of 3D seismic data on PEL 444;

•	AUD$3,050,000 (USD$3,263,500) to be paid to us on or before April 30, 2012 use in completing the acquisition of 125 square kilometres of 3D seismic data on PEL 444; and

•	AUD$4,500,000 (UAD$4,815,000) to be paid to us on or before May 31, 2012 covering the dry hole costs of a three (3) well drilling program on PEL 444.

Brandenburg will earn its Farm-In Interest on a license-by-license basis such that the Farm-In Interest in each license shall be conveyed upon completion of the Earning Obligations related to that license. Upon completion of the Earning Obligations on either PEL 112 or PEL 444, the current working interest holders will transfer to Brandenburg the following working interest percentages in the relevant license:

(d)	We will contribute an undivided 26.70% working interest in the relevant license;
(e)	ACOR will contribute an undivided 8.65% working interest in the relevant license; and
(f)	Sakhai will contribute an undivided 8.65% working interest in the relevant License.

Brandenburg may terminate the Agreement any time before it has earned the Farm-In Interest in a license. In that event, Brandenburg will not be entitled to any interest in either license unless it has satisfied its Earning Obligations in respect of such license and shall not be entitled to any refund or reimbursement of amounts paid or common stock issued to us under the Agreement. If Brandenburg is in breach of any of the material terms of the Agreement, we have the option, but not the obligation, to substitute ourselves or a third party to undertake Brandenburg’s remaining obligations under this Agreement, including any uncompleted Earning Obligations, in exchange for the right to earn the Farm-In Interest in each of the licenses in accordance with the terms and conditions of the Agreement.

We have agreed with Brandenburg to act as joint-operators of PEL 112 and PEL 444 during the earning period.

Under the terms of the Agreement, in the event any well drilled as part of the six (6) well program on PEL 112 and PEL 444 tests positively for commercially viable production of oil or gas, Brandenburg will also pay 50% of the total completion costs of such well(s). Other working interest holders, including us, will pay their portion of the residual 50% of completion costs on a pro-rata basis.  The estimated completion costs for our working interest are approximately $250,000 per well.

The effective date of the Agreement is the date upon which Brandenburg receives written approval of the Agreement from the TSX Venture Exchange. On the effective date, advances and common stock under the Agreement will be earned, and any amounts escrowed with our attorney will be released to us.

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

Heavy rains beginning in February 2010 created wide scale flooding in the Cooper Basin. The inaccessibility of roads and facilities partially curtailed Cooper Basin oil production and resulted in a general contraction of exploration activity. Flood waters have begun to recede, operators of neighboring licenses have restarted drilling programs and are improving or expanding roads, bridges and infrastructure to better deal with possible future flooding. Exploration within substantial areas of the Cooper Basin, however, remains temporarily impractical. To maintain our exploration rights in the Cooper/Eromanga Basin, the Australian Government currently requires that we fulfill the following minimum work commitments:

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

The farmin agreement through which we hold our working interests in PEL 112 and PEL 444 also obligates us to fulfill the drilling commitment set forth by the Australian Government. Based on technical recommendations, we intend to pursue the acquisition of 3-D seismic data on our licenses. Our current exploration plan also calls for the drilling, completion and equipping of six wells, three wells on each of our concessions.

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

We have initiated work area clearance (which is the first step in the acquisition of seismic data and drilling), and intend to acquire approximately 125 square kilometres of 3D seismic data on PEL 112 before calendar year-end.

Access to PEL 444 remains unavailable due to flooding. We are currently organizing aerial reconnaissance of that license to identify the soonest possible time at which we may continue our exploration efforts. If we determine we are unable to acquire new seismic data before January 10, 2012, we intend to apply to the Australian government for an extension of time to complete our minimum work requirements.

Results of Operations

Total consulting, management, office, travel and professional expenses for the six month period ended June 30, 2011 decreased by approximately $270,000 (56%), from $480,000 to $210,000, when compared to the same period during the prior year. This decrease relates primarily to non-recurring consulting fees and travel expenses incurred during 2010 in our search for joint venture partners. For the three month period ended June 30, 2011, total consulting, management, office, travel and professional expenses decreased by approximately $45,000 (30%), from $152,000 to $107,000, when compared to the same period during the prior year. This decrease also relates primarily to non-recurring consulting fees and travel expenses incurred during 2010 in our search for joint venture partners.

The Australian dollar increased from 1.03 to 1.06 US dollars and from 1.02 to 1.06 US dollars during the three and six month periods ended June 30, 2011, respectively. As a result, we recognized foreign exchange losses of $142,128 and $217,613 during the respective periods. Substantially all of our non-cash foreign exchange losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government.

On August 15, 2009, we established a Non-Qualified Stock Option Plan and a Stock Bonus Plan. In connection with the plans we recognized non-cash, stock-based compensation expense of $78,734 and $379,211 during the three month periods ended June 30, 2011 and 2010, respectively, and $157,468 and $758,421 during the six month periods ended June 30, 2011 and 2010, respectively. Stock-based compensation expense has decreased between periods as the unamortized portion of plan expense has diminished as plan options have vested with plan participants.

We have recognized an inception to date net loss of approximately $13,864,000. That loss consists of approximately $9,100,000 in non-cash expense including; stock-based fees and compensation expense of $2,883,000, unrealized foreign exchange loss of $1,065,000, and a net impairment of oil and gas properties of approximately $5,152,000. In addition, we have incurred $1,671,000 in loss related to the discontinued operations of Endeavor Canada, and approximately $3,093,000 in other cash expenses related to exploration stage operations.

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

Our Cooper Basin exploration plan calls for the expenditure of approximately $14.5 million prior to August 31, 2012. Based upon technical recommendations, we intend to pursue the acquisition of 3-D seismic data on our licenses. Our current exploration plan also calls for the drilling, completion and equipping of six wells, three wells on each of our concessions. Early estimates indicate the costs to perform the work outlined in our Cooper Basin exploration plan would range from $25 million to $28 million.

Our operations to date have been financed from the sale of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates. We regularly review the market to identify opportunities for capital formation.  We have also entered into a definitive agreement with a farmee which, if completed and successful, will pay a significant portion of the costs required to explore for oil and gas in the area covered by our permits.

During March 2011, we sold 1,400,002 shares of common stock in a private placement of investment units. Proceeds from the private placement totaled $210,000. Of that amount, $180,000 was paid in cash and $30,000 was a conversion of liabilities.

Effective October 1, 2010, we executed an administrative services agreement with our controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days notice. During the six months ended June 30, 2011, we recorded $30,000 of office expense and issued 139,757 shares of our common stock as a result of this agreement. Proceeds from this administrative service agreement have been assigned to a wholly owned subsidiary of Holloman Corporation.

Other than the obligations associated with our oil and gas concessions in Australia, we had no material future contractual obligations as of June 30, 2011.

We believe our plan of operations may require up to $15,000,000 for exploration costs and administrative expenses over the twelve-month period ending August 31, 2012. We are attempting to raise investment capital and complete joint venture agreements with third parties who will pay a significant portion of the costs required to explore for oil and gas and otherwise fulfill the obligations required by our Australian licenses.

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

As of August 10, 2011 we did not have any off balance sheet arrangements.

As of August 10, 2011 we did not have any proven oil or gas reserves and we did not have any revenues.

Critical Accounting Policies and Estimates

Measurement Uncertainty

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. Our estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. The most significant estimates with regard to the financial statements included with this report relate to carrying values of oil and gas properties, the treatment of contract fees paid in connection with our Farm-In agreement with Brandenburg, determination of fair values of stock based transactions, and deferred income tax rates and timing of the reversal of income tax differences.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At June 30, 2011, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of June 30, 2011, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 30, 2011, we issued 51,527 shares of our common stock at a weighted average price of $0.29 per share in settlement of $15,000 in fees payable to a wholly-owned subsidiary of our controlling shareholder under the terms of an administrative service agreement. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these securities. We did not pay any underwriting discounts or sales commissions in connection with the issuance of these shares.

ITEM 6.   EXHIBITS

Exhibit

Number	Description of Exhibits
10.1	Oil & Gas Farm-In Agreement dated July 29, 2011(1)
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
____________
(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 4, 2011.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION

Date: August 15, 2011	By:	/s/ Mark Stevenson
Mark Stevenson, Principal Executive Officer

Date: August 15, 2011	By:	/s/ Robert Wesolek
Robert Wesolek, Principal Financial and Accounting Officer