Form 10-Q
period 2011-09-30
HOLLOMAN ENERGY CORP
filed 2011-11-14
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class of Stock	No. Shares Outstanding	Date
Common	108,905,932	November 10, 2011

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$100,166	$41,987
Other receivable	2,947	9,662
Prepaid expenses	16,152	12,904
	119,265	64,553

Oil and gas properties, full cost method, unproven	16,634,006	16,630,791
Total Assets	$16,753,271	$16,695,344

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$190,030	$183,361
Contract advances	37,026	-
	227,056	183,361

Deferred tax liability	4,620,978	4,804,193
Total Liabilities	4,848,034	4,987,554

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
108,905,932 common shares (107,307,265 at December 31, 2010)	108,906	107,307
Additional paid in capital	25,338,290	24,888,055
Accumulated other comprehensive loss	(3,817)	(8,659)
Deficit accumulated during the exploration stage	(13,538,142)	(13,278,913)
Total Stockholders' Equity	11,905,237	11,707,790

Total Liabilities and Stockholders' Equity	$16,753,271	$16,695,344

The accompanying notes are an integral part of these financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results
	from May 5, 2006
	(Inception) to September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2011	2010	2011	2010

CONTINUING OPERATIONS
Consulting	$1,211,613	$-	$37,404	$37,494	$276,416
Foreign exchange loss (gain)	713,707	(400,984)	568,690	(183,371)	388,485
Gain on settlement of debt	(40,026)	-	-	-	-
Management and directors fees	1,065,283	13,435	70,650	93,458	233,650
Stock-based compensation expense	2,406,337	39,366	228,971	196,834	987,392
Office, travel and general	684,434	25,190	54,745	78,422	119,509
Professional fees	627,353	37,697	35,468	76,486	48,378
Salaries, wages, and benefits	86,666	-	-	-	-
General and Administrative Expenses	(6,755,367)	285,296	(995,928)	(299,323)	(2,053,830)

Oil and gas property impairment	(7,396,207)	-	-	-	-
Deferred income tax recovery	2,244,107	-	-	-	-
Other Income	40,094	40,094	-	40,094	-
Income (Loss) from Continuing Operations	(11,867,373)	325,390	(995,928)	(259,229)	(2,053,830)

DISCONTINUED OPERATIONS
Net Loss from Discontinued Operations	(2,454,637)	-	-	-	-
Gain on Disposal of Endeavor	783,868	-	-	-	-

Loss from Discontinued Operations	(1,670,769)	-	-	-	-

NET INCOME (LOSS)	$(13,538,142)	$325,390	$(995,928)	$(259,229)	$(2,053,830)

BASIC AND DILUTED NET INCOME (LOSS) FROM
CONTINUING OPERATIONS PER COMMON SHARE		$0.00	$(0.01)	$(0.00)	$(0.02)

BASIC AND DILUTED NET LOSS FROM DISCONTINUED
OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED NET INCOME (LOSS)
PER COMMON SHARE		$0.00	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		108,847,664	107,237,820	108,446,162	107,237,820

The accompanying notes are an integral part of these financial statements.

HOLLOMAN ENERGY CORPORATION
(A Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results from
	May 5, 2006 (Inception) to September 30,	Nine Months Ended September 30,
	2011	2011	2010

OPERATING ACTIVITIES
Net loss	$(13,538,142)	$(259,229)	$(2,053,830)
Adjustments to reconcile net loss to net cash
used in operating activities:
Cash used by discontinued operations	1,729,701	-	-
Gain on disposal of Endeavor	(783,868)	-	-
Gain from settlement of indebtedness	(65,026)	-	-
Stock-based compensation and fee payments	2,922,587	196,834	987,392
Unrealized foreign exchange loss (gain)	669,460	(178,373)	373,715
Impairment of oil and gas properties (net of tax recovery)	5,152,100	-	-
Changes in non-cash working capital items
Other receivable	(2,947)	6,715	(1,115)
Prepaid expenses	(16,152)	(3,248)	(10,578)
Accounts payable and accrued liabilities	380,383	19,479	27,641
Contract Advances	168,216	168,216
Cash used in operating activities	(3,383,688)	(49,606)	(676,775)

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	-	-
Petroleum and natural gas expenditures	(1,341,276)	(72,215)	(168,092)
Cash acquired on acquisition	12,696	-	-
Deposit on acquisition	(639,487)	-	-
Deposits	-	-	-
Cash used in investing activities	(3,415,806)	(72,215)	(168,092)

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	-	-
Common stock issued for cash	3,505,001	180,000	-
Loans payable	50,567	-	-
Due to related parties	1,343,831	-	-
Cash provided by financing activities	6,899,660	180,000	-

CHANGE IN CASH	100,166	58,179	(844,867)
CASH, BEGINNING	-	41,987	1,089,456

CASH, ENDING	$100,166	$100,166	$244,589

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$9,908	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH ACTIVITIES:
Accrued capital expenditures on oil and gas properties	$62,190	$62,190	$-
Shares issued on conversion of management fees	$225,000	$10,000	$-
Shares issued on conversion of service fees	$45,000	$45,000	$-
Shares issued on conversion of liabilities	$2,661,879	$20,000	$-
Shares issued for property acquired	$15,903,000	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

1.  BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

On June 11, 2008 the Australian government consolidated two of the Company’s oil and gas licenses (PEL 108 and PEL 109) into one license (PEL 444). In connection with that consolidation, the government also extended the license term and associated work programs for PEL 444 and PEL 112 by five years. During August 2010, the Company applied for, and was granted, an additional seven (7) month extension on both licenses.

 On July 29, 2011, the Company entered into a definitive Oil and Gas Farm-In Agreement (the “Agreement”) with Brandenburg Energy Corp., ("Brandenburg"), and its current Cooper Basin working interest partners: Australian-Canadian Oil Royalties Ltd. and Eli Sakhai. The Agreement set forth the terms under which Brandenburg may earn a 44% undivided working interest in PEL 112 and PEL 444 (the “Farm-In Interest”).

In connection with the Agreement, Brandenburg has paid the Company contract payments totaling $261,212 and has placed $600,000 in escrow with the Company’s attorney. The escrow amount is for use in initiating the acquisition of 125 square kilometers of 3D seismic data on PEL 112 and will be released to the Company if the Agreement becomes effective. The effective date of the Agreement is the date upon which Brandenburg receives written approval of the Agreement from the TSX Venture Exchange.

Under the terms of the Agreement, Brandenburg was obligated to pay the Company an additional AUD$7,400,000 (USD$7,651,600) on or before September 20, 2011 to fund seismic data acquisition and conduct a three (3) well drilling program on PEL 112. Due to delays in its capital formation, Brandenburg has been unable to pay this amount. The Company is currently negotiating with Brandenburg to determine in what ways, if any, the terms of the Agreement can be amended to facilitate its continued participation.

Brandenburg may terminate the Agreement any time. In that event, Brandenburg will not be entitled to any interest in either license unless it has satisfied its earning obligations in respect of such license and shall not be entitled to any reimbursement of non-refundable fees paid to the Company under the Agreement.

Any of the current working interest partners may terminate the Agreement with 30 days notice of default if Brandenburg is in breach of any of the material terms of the Agreement.  Under those circumstances, the Company has the option, but not the obligation, to substitute itself or a third party to undertake Brandenburg’s remaining obligations, including any uncompleted earning obligations, in exchange for the right to earn the Farm-In Interest in each of the licenses in accordance with the terms and conditions of the Agreement.

During August 2011, local reconnaissance indicated that residual flooding continues to delay access to lands covered by PEL 444. Accordingly, the Company requested an additional extension of time to complete its work program under that license. On September 7, 2011 the Government of South Australia granted a six (6) month extension of license terms for PEL 444. As a result, the timeframe for acquisition of a minimum of 200 kilometer of 2D seismic data was extended from January 10, 2012 to July 11, 2012, and the overall license term for PEL 444 was extended to July 11, 2014.

3.  CONTRACT ADVANCES

Upon execution of the Agreement with Brandenburg, $261,212 in contract payments became non-refundable (Note 2). Of that amount $221,118 were classified as contract advances, and $40,094, which had been incurred on contract related expenditures during the three months ended June 30, 2011, were recognized as other income.

As of September 30, 2011, contract advances have been used to offset Brandenburg transaction expenses and the costs associated with the planning and support of work area clearance (including permits, environmental assessments, and field work) and the acquisition of seismic data on PEL 112 and PEL 444 as follows:

Contract advances	$221,118
Less amounts utilized for:
Investments in oil and gas properties	(131,190)
Consulting fees	(15,000)
Management fees	(26,790)
Professional fees	(11,112)
Contract advances - September 30, 2011	$37,026

4.  COMMON STOCK

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

The Company incurs $15,000 in administrative service fees payable to a wholly owned subsidiary of its controlling shareholder on a quarterly basis. During the nine months ended September 30, 2011, the Company converted fees totaling $45,000 to 198,665 shares of its common stock, at a weighted average price of $0.23 per share.

 5.  STOCK-BASED COMPENSATION

During the nine month periods ended September 30, 2011 and 2010, the Company recognized $196,834 and $987,392, respectively, of non-cash expense related to share-based compensation under its 2009 Non-Qualified Stock Option Plan (the “Option Plan”). As of September 30, 2011, no further unrecognized compensation cost remained under the Option Plan.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission (“SEC”) on March 28, 2011, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited financial statements and related notes included as part of this report and our Form 10-K, for the year ended December 31, 2010 filed with the SEC on March 28, 2011.

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

On November 21, 2007 we acquired Holloman Petroleum Pty. Ltd. (“Holloman Petroleum”) for 18,600,000 shares of our common stock. Holloman Petroleum’s assets consisted of working interests, varying between 37.5% and 100%, in seven oil and gas permits awarded by the Australian government. These permits, one of which included the remaining 37.5% working interest in Vic P60, had remaining terms expiring between October 2010 and June 2013, and covered 8,087 square kilometers (1,998,348 acres) of land in the Cooper/Eromanga Basin and 2,589 square kilometers (639,755 acres) offshore in the Gippsland Basin and the Barrow Sub-Basin. We have subsequently consolidated and extended our Cooper Basin holdings and relinquished all of our offshore interests.

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

 On July 29, 2011, we entered into a definitive Oil and Gas Farm-In Agreement with Brandenburg Energy Corp., ("Brandenburg"), and our current Cooper Basin working interest partners; Australian-Canadian Oil Royalties Ltd. and Eli Sakhai (the “Agreement”). The Agreement set forth the terms under which Brandenburg may earn a 44% undivided working interest in PEL 112 and PEL 444 (the “Farm-In Interest”). The Agreement is more fully described in our Form 8-K filed with the SEC on August 4, 2011 which is hereby incorporated by reference.

In connection with the Agreement, Brandenburg has paid us non-refundable fees totaling $261,212 and has placed $600,000 in escrow with our attorney. The non-refundable fees have been provided to offset transaction expenses and the costs associated with the planning and support of work area clearance (including permits, environmental assessments, and field work) and the acquisition of seismic data on the licenses. The escrow amount is for use in initiating the acquisition of 125 square kilometers of 3D seismic data on PEL 112 and will be released to us once the Agreement becomes effective. The effective date of the Agreement is the date upon which Brandenburg receives written approval of the Agreement from the TSX Venture Exchange.

Under the terms of the Agreement, Brandenburg was obligated to pay us an additional AUD$7,400,000 (USD$7,651,600) on or before September 20, 2011 to fund seismic data acquisition and conduct a three (3) well drilling program on PEL 112. Due to delays in its capital formation, Brandenburg has been unable to pay this amount. We are currently negotiating with Brandenburg to determine in what ways, if any, the terms of the Agreement can be amended to facilitate their continued participation. We are currently pursuing alternative farm-out opportunities with related and unrelated parties. We also are in discussions with a potential sponsor regarding the listing of our common stock on a recognized stock exchange.

Brandenburg may terminate the Agreement any time. In that event, Brandenburg will not be entitled to any interest in either license unless it has satisfied its earning obligations in respect of such license and shall not be entitled to any refund or reimbursement of non-refundable fees paid to us under the Agreement.

Any of the current working interest partners may terminate the Agreement with 30 days notice of default if Brandenburg is in breach of any of the material terms of the Agreement.  Under those circumstances, we have the option, but not the obligation, to substitute ourselves or a third party to undertake Brandenburg’s remaining obligations, including any uncompleted earning obligations, in exchange for the right to earn the Farm-In Interest in each of the licenses in accordance with the terms and conditions of the Agreement.

In June 2008 the Australian government extended the lease term and associated work programs for PEL 444 and PEL 112 by five years. Under Australian Law, at the end of each five-year term, one third of the area covered by a petroleum exploration license must be relinquished. During June 2008, we identified and relinquished one-third of the acreage covered by PEL 112 and PEL 444 to the Australian government.

Heavy rains beginning in February 2010 created wide scale flooding in the Cooper Basin. The inaccessibility of roads and facilities partially curtailed Cooper Basin oil production and resulted in a general contraction of exploration activity. Flood waters have begun to recede, operators of neighboring licenses have restarted drilling programs and are improving or expanding roads, bridges and infrastructure to better deal with possible future flooding. Exploration within substantial areas of the Cooper Basin, however, remains temporarily impractical. As a result of the flooding, we applied for, and were granted, a seven (7) month extension on both licenses during August 2010.

During August 2011, local reconnaissance indicated that residual flooding continues to delay access to lands covered by PEL 444. Accordingly, we requested an additional extension of time to complete our work program under that license. On September 7, 2011 the Government of South Australia granted us a six (6) month extension of license terms for PEL 444.

To maintain our exploration rights in the Cooper/Eromanga Basin, the Australian Government currently requires that we fulfill the following minimum work commitments:

License	Description of Minimum Work Obligation	Date of Required Completion
PEL 112	Acquisition of new seismic data: 2D (100km)	January 10, 2012
PEL 112	Geological and geophysical studies	January 10, 2013
PEL 112	Drill one well	January 10, 2014
PEL 444	Acquisition of new seismic data: 2D (200km)	July 10, 2012
PEL 444	Geological and geophysical studies	July 10, 2013
PEL 444	Drill one well	July 10, 2014

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

We have completed work area clearance (which is the first step in the acquisition of seismic data and drilling). Our local representatives report that mobilization for seismic line clearance has been delayed due to flooding in Queensland at the Georgia River. The extent and impact of that delay is being investigated. We continue to pursue the acquisition of approximately 125 square kilometers of 3D seismic data on PEL 112 before calendar year-end.

Results of Operations

Total consulting, management, office, travel and professional expenses for the nine month period ended September 30, 2011 decreased by approximately $392,000 (58%), from $678,000 to $286,000, when compared to the same period during the prior year. This decrease relates in part to our use of Brandenburg contract advances to offset certain of these expenses during 2011 and primarily to non-recurring consulting fees and travel expenses incurred during 2010 in our search for joint venture partners. For the three month period ended September 30, 2011, total consulting, management, office, travel and professional expenses decreased by approximately $122,000 (62%), from $198,000 to $76,000, when compared to the same period during the prior year. This decrease relates primarily to our use of Brandenburg contract advances to offset certain of these expenses during 2011 (approximately $53,000) and secondarily to non-recurring consulting fees and travel expenses incurred during 2010 in our search for joint venture partners. During the three months ended September 30, 2011, we also recognized other income in the amount of $40,094 related to Brandenburg related expenditures for which we were reimbursed under a farm-in agreement.

The Australian dollar decreased from 1.06 to 0.98 US dollars and from 1.02 to 0.98 US dollars during the three and nine month periods ended September 30, 2011, respectively. As a result, we recognized foreign exchange gains of $400,984 and $183,371 during the respective periods. Substantially all of our non-cash foreign exchange losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government.

On August 15, 2009, we established a Non-Qualified Stock Option Plan and a Stock Bonus Plan. In connection with the plans we recognized non-cash, stock-based compensation expense of $39,366 and $228,971 during the three month periods ended September 30, 2011 and 2010, respectively, and $196,834 and $987,392 during the nine month periods ended September 30, 2011 and 2010, respectively. Stock-based compensation expense has decreased between periods as the unamortized portion of plan expense has diminished as plan options have vested with plan participants.

We have recognized an inception to date net loss of approximately $13,538,000. That loss consists of approximately $8,271,000 in non-cash expense including; stock-based fees and compensation expense of $2,406,000, unrealized foreign exchange loss of $713,000, and a net impairment of oil and gas properties of approximately $5,152,000. In addition, we have incurred $1,671,000 in loss related to the discontinued operations of Endeavor Canada, and approximately $3,596,000 in other expenses related to exploration stage operations.

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

In addition,  the results of our operations will be significantly impacted by a variety of trends and factors including; (i) our exploration success and the marketability of future production, if any, (ii) increasing competition from larger companies, (iii) future fluctuations in the prices of oil and gas, and (iv) our ability to maintain or increase oil and gas production through exploration and development activities.

Our Cooper Basin exploration plan calls for the expenditure of approximately $16 million prior to November 30, 2012. Based upon technical recommendations, we intend to pursue the acquisition of 3-D seismic data on our licenses. Our current exploration plan also calls for the drilling, completion and equipping of six wells, three wells on each of our concessions. Early estimates indicate the costs to perform the work outlined in our Cooper Basin exploration plan would range from $25 million to $28 million.

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

Effective October 1, 2010, we executed an administrative services agreement with our controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days notice. During the nine months ended September 30, 2011, we recorded $45,000 of office expense and issued 198,665 shares of our common stock as a result of this agreement. Proceeds from this administrative service agreement have been assigned to a wholly owned subsidiary of Holloman Corporation.

Other than the obligations associated with our oil and gas concessions in Australia, we had no material future contractual obligations as of September 30, 2011.

We believe our plan of operations may require up to $17 million for exploration costs and administrative expenses over the twelve-month period ending November 30, 2012. We are attempting to raise investment capital and complete joint venture agreements with third parties who will pay a significant portion of the costs required to explore for oil and gas and otherwise fulfill the obligations required by our Australian licenses.

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

As of November 10, 2011 we did not have any off balance sheet arrangements.

As of November 10, 2011 we did not have any proven oil or gas reserves and we did not have any revenues.

Critical Accounting Policies and Estimates

Measurement Uncertainty

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. Our estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. The most significant estimates with regard to the financial statements included with this report relate to carrying values of oil and gas properties, the treatment of contract fees paid in connection with our Oil and Gas Farm-In Agreement with Brandenburg, determination of fair values of stock based transactions, and deferred income tax rates and timing of the reversal of income tax differences.

These estimates and assumptions are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

Petroleum and Natural Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Costs of unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized.

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on the average of first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At September 30, 2011, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of September 30, 2011, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income Taxes

We follow the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of balance sheet items and their corresponding tax bases. In addition, the future benefits of income tax assets, including unused tax losses, are recognized, subject to a valuation allowance, to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are either settled or realized.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 30, 2011, we issued 58,908 shares of our common stock at a weighted average price of $0.26 per share in settlement of $15,000 in fees payable to a wholly-owned subsidiary of our controlling shareholder under the terms of an administrative service agreement. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these securities. We did not pay any underwriting discounts or sales commissions in connection with the issuance of these shares.

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

HOLLOMAN ENERGY CORPORATION

Date: November 14, 2011	By:	/s/ Mark Stevenson
Mark Stevenson, Principal Executive Officer

Date: November 14, 2011	By:	/s/ Robert Wesolek
Robert Wesolek, Principal Financial and Accounting Officer