Form 10-K
period 2011-12-31
HOLLOMAN ENERGY CORP
filed 2012-03-29
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-K
_____________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2011 was approximately $14,667,000.

As of March 15, 2012 the Company had 108,997,599 outstanding shares of common stock.

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

Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to:

●	the impact of weather related delays and flooding on our exploration plans;

●	the impact of economic recessions and changes in consumer and business consumption habits, including fluctuations in the price of oil and gas;

●	our ability to finance our business plan;

●	our ability to deal effectively with competition and manage our growth;

●	the success or commercial viability of our exploration and drilling plans;

●	our ability to effectively judge acquisition opportunities and integrate acquired assets.

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

Business

General

We were incorporated on May 14, 2004 in Nevada. Between May 2004 and May 2007 we were relatively inactive. In May 2007, we directed our focus to the acquisition, exploration, and development of oil and gas properties. Accordingly, during July 2007, we changed our name from Dujour Products, Inc. to Endeavor Energy Corporation. On September 25, 2007 we changed our name to Holloman Energy Corporation.

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

We are an exploration stage company and did not participate in drilling any wells during the year ended December 31, 2011.

As of March 15, 2012 we did not have any proven oil or gas reserves and we did not have any revenue.

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

At February 15, 2008 Endeavor Canada had a 100% working interest in one well, a 50% working interest in four wells, a 40% working interest in seven wells and working interests of 25% or less in two wells. Six of these wells were producing a total of approximately 2,540 mcf of gas per month (1,140 mcf of gas net to Endeavor Canada’s working interest in these wells) and the remaining eight wells were shut in due to required maintenance or the price of natural gas.

Our Australian assets

In May 2007 we acquired a 62.5% working interest in an offshore Australian oil and gas exploration permit known as Victoria Permit 60 (“Vic P60”). We paid $639,487 in cash plus a 4.00% overriding royalty participation for this interest.

On November 21, 2007 we acquired Holloman Petroleum Pty. Ltd. (“Holloman Petroleum”) for 18,600,000 shares of our common stock. Holloman Petroleum’s assets consisted of working interests, varying between 37.5% and 100%, in seven oil and gas permits awarded by the Australian Government. These permits, one of which included the remaining 37.5% working interest in Vic P60, had remaining terms expiring between October 2010 and June 2013, and covered 8,087 square kilometers (1,998,348 acres) of land in the Cooper/Eromanga Basin and 2,589 square kilometers (639,755 acres) offshore in the Gippsland Basin and the Barrow Sub-Basin. We have subsequently relinquished the Vic P60 and Barrow Sub-Basin permits and consolidated two  of our onshore permits.

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

The Department of Primary Industries and Resources of South Australia reports that the Cooper Basin has sourced over 4 billion barrels of oil and 5 trillion cubic feet of recoverable gas. It has in excess of 120,000 kilometers of 2-D seismic data and more than 1,800 wells in more than 65 oil and 20 gas fields. Our management believes that Australia provides a stable regulatory, tax and business environment in the oil and gas sector.

In June 2008 the Australian government extended the lease term and associated work programs for PEL 112 and PEL 444 by five years. Under Australian Law, at the end of each five year term, one third of the area covered by a petroleum exploration license must be relinquished. During June 2008, we identified and relinquished one-third of the acreage covered by PEL 112 and PEL 444 to the Australian government.

Heavy rains beginning in February 2010 created wide scale flooding in the Cooper Basin. For nearly eighteen months, the inaccessibility of roads and facilities partially curtailed Cooper Basin oil production and resulted in a general contraction of exploration activity. In late 2010, we applied for, and were granted an extension of our license terms on PEL 112 and PEL 444. During August 2011, local reconnaissance indicated that residual flooding continued to delay access to lands covered by PEL 444. Accordingly, we requested an additional extension of time to complete our work program under that license. On September 7, 2011 the Government of South Australia granted us a six (6) month extension of license terms for PEL 444. As a result, the timeframe for acquisition of a minimum of 200 kilometers of 2D seismic data was extended from January 10, 2012 to July 11, 2012, and the license term for PEL 444 was extended to July 11, 2014.

Effective January 9, 2012, we were also granted a variation of license terms on PEL 112. Under the variation, the minimum work requirements for PEL 112 License Year Three (3) were exchanged for those of PEL 112 License Year Four (4). As a result, the timeframe for acquisition of 100 kilometers of 2D seismic data was moved from January 10, 2012 to January 10, 2013. Likewise, the timeframe for performance of certain geological and geophysical studies was moved from January 10, 2013 to January 10, 2012. We believe the scope of work performed during 2011 together with the interpretation of reprocessed seismic data currently in process satisfies our revised License Year Three (3) work requirements.

To maintain our exploration rights in the Cooper/Eromanga Basin, the Australian Government requires that we fulfill the following minimum work commitments:

License	Description of Minimum Work Obligation	Date of Required Completion
PEL 112	Geological and geophysical studies	January 10, 2012
PEL 112	Acquisition of new seismic data: 2D (100km)	January 10, 2013
PEL 112	Drill one well	January 10, 2014
PEL 444	Acquisition of new seismic data: 2D (200km)	July 11, 2012
PEL 444	Geological and geophysical studies	July 11, 2013
PEL 444	Drill one well	July 11, 2014

The farmin agreement through which we hold our working interests in PEL 112 and PEL 444 also obligates us to fulfill the drilling commitment set forth by the Australian Government. Based on technical recommendations, we intend to pursue the acquisition of a combination of 3D and 2D seismic data on our licenses. Our current exploration plan also calls for the drilling of five to six wells on our concessions. Early estimates indicate the costs to perform the work outlined in our Cooper Basin exploration plan would range from $20 million to $25 million.

During 2010, we completed the processing of more than 666 km (414 miles) of 2D seismic data. This reprocessing fulfilled our June 11, 2010 work program requirements and covered a significant portion of PEL 112 and PEL 444. Our 2D seismic reprocessing was performed by Dayboro Geophysical Pty Ltd (“Dayboro”) under the supervision of Isis Petroleum Consultants Pty Ltd (“Isis”). Both Dayboro and Isis are independent engineers with lengthy geological and geophysical work experience in the Cooper Basin. The processing sequence targeted lines which complimented our technical assessment of likely drilling prospects and future seismic acquisition.

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

During 2011, we completed Work Area Clearance (“WAC”) on PEL 112. WAC is the process by which anthropologists and representatives of Australia’s Native Title Holders review proposed seismic sites to study topography and insure the acquisition of data does not harm the cultural integrity of the land to be explored. We have also initiated interpretation of the 666 km of 2D seismic reprocessed during 2010.

On July 29, 2011, we entered into a definitive Oil and Gas Farm-In Agreement (the “Agreement”) with Brandenburg Energy Corp., ("Brandenburg"), and our current Cooper Basin working interest partners. The Agreement set forth the terms under which Brandenburg could earn a 44% undivided working interest in PEL 112 and PEL 444.

Brandenburg’s earn-in was subject to meeting certain milestones which Brandenburg was unable to achieve. On December 5, 2011, we provided Brandenburg notice of intent to terminate the Agreement. On February 27, 2012, we terminated the Agreement.

On March 19, 2012 we entered into a non-binding letter of intent (“LOI”) with Terra Nova Energy ("Terra Nova") which provides that Terra Nova may earn a 55% working interest in PEL 112 and PEL 444 (“Farm-Out Interest”). Terra Nova paid us a non-refundable fee of $100,000 in connection with the execution of the LOI.

To earn the entire Farm-Out Interest, Terra Nova is required to:

●	pay an additional $250,000 and issue 1,000,000 shares of its common stock to us;

●	expend AUD$4,700,000 (USD$4,935,000) on performance of work area clearance and the acquisition of seismic data on PEL 112 and PEL 444 (earning a 20% working interest in each license);

●
solely fund the costs of drilling three (3) wells on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, or a 17.5% working interest for all three wells); and

●
fund up to AUD$4,500,000 (USD$4,725,000) to drill an optional three (3) wells on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, or a 17.5%  working interest for all three wells).

The LOI requires Terra Nova to place the following amounts in escrow in connection with its work obligations; AUD$4,250,000 (USD$4,425,000) within 15 days from the regulatory approval of the LOI, AUD$700,000 (USD$735,000) on or before May 1, 2012, AUD$4,500,000 (USD$4,725,000) on or before August 1, 2012, and at the option of Terra Nova, AUD$4,500,000 (USD$4,725,000) on or before February 1, 2013.

Terra Nova will act as operator with respect to seismic acquisition on PEL 444 and all drilling work contemplated by the LOI. In the event any well drilled as part of the initial or optional drilling programs tests positively for commercially viable production of oil or gas, Terra Nova will pay 50% of the total completion costs of the well, and will be entitled to preferential recovery of its costs related to drilling the well.

The LOI may be terminated by either party and is subject to a number of conditions including pro-rata participation by our current working interest partners in PEL 112 and PEL 444, approval of the TSX Venture Exchange, and the execution of definitive agreements.

To finance the seismic and drilling program, Terra Nova plans to raise approximately $11,000,000 (in Canadian dollars) through the private sale of its securities.

During 2011, we have actively sought joint venture partners for our oil and gas concessions and pursued financing to support seismic acquisition in the Cooper/Eromanga Basin. During 2012, we anticipate the establishment of one or more joint ventures, obtaining additional capital, and the pursuit of our Cooper Basin exploration plan.

Offshore permits – Gippsland Basin and Barrow Sub-Basin

During 2007 we acquired 100% working interests in four (4) offshore Australian oil and gas exploration permits located in the Gippsland Basin (VIC P60), and Barrow Sub-Basin (WA-372P, WA-373P and WA-395P). Early estimates indicated the costs to perform the required work on those permits would be in excess of $220,500,000.

Despite our best efforts, we were unable to identify a joint venture partner willing to undertake the obligations associated with the offshore permits, and felt it unlikely that we could do so in the then prevailing economic climate. Further, we recognized that continued pursuit of these permits would detract from our ability to maximize the value of our Cooper/Eromanga Basin holdings. As a result, during 2009 and 2010, we undertook and completed the relinquishment of all of our offshore exploration rights.

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

Risks

Our failure to obtain capital may significantly restrict our proposed operations

We need additional capital to fund operating losses and to explore for oil and gas. We do not know the terms by which we may obtain any future capital, but any future sale of our equity securities would dilute the ownership of existing stockholders and could be at prices substantially below the market price of our common stock. We may not be able to obtain the capital we need.

We have never earned a profit

We expect to incur losses during the foreseeable future and we may never be profitable. To enable us to continue in business we will eventually need to earn a profit or obtain additional financing until we are able to earn a profit.

Oil and gas exploration is not an exact science, and involves a high degree of risk

Our primary exploration risk lies in the drilling of dry holes or drilling and completing wells which, though productive, do not produce gas and/or oil in sufficient amounts to return the amounts expended and produce a profit. Hazards, such as unusual or unexpected formation pressures, downhole fires, blowouts, loss of circulation of drilling fluids and other conditions are involved in drilling and completing oil and gas wells and, if such hazards are encountered, completion of any well may be substantially delayed or prevented. In addition, adverse weather conditions can hinder or delay operations, as can shortages of equipment and materials or unavailability of drilling, completion, and/or work-over rigs. Even though a well is completed and is found to be productive, water and/or other substances may be encountered in the well, which may impair or prevent production or marketing of oil or gas from the well. Exploratory drilling involves substantially greater economic risks than development drilling because the percentage of wells completed as producing wells is usually less than in development drilling. Exploratory drilling itself can generally be divided into higher risk attempts to discover a reservoir in a completely unproven area or relatively lower risk efforts in areas not too distant from existing reservoirs. While exploration adjacent to or near existing reservoirs may be more likely to result in the discovery of oil and gas than in completely unproven areas, exploratory efforts are nevertheless high risk activities.

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

Other than seismic, engineering, geochemical and geophysical programs capitalized in connection with our oil and gas concessions, we have devoted no substantial efforts to research and development within the last two fiscal years.

Our offices are located at 333 North Sam Houston Parkway East, Suite 410, Houston, Texas 77060. Our offices are provided under the terms of an administrative services agreement with Holloman Corporation, our controlling shareholder.

ITEM 2.	PROPERTIES.

See Item 1 of this report.

ITEM 3.	LEGAL PROCEEDINGS.

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTC Bulletin Board under the symbol “HENC.” The following chart shows the high and low bid prices as quoted by the OTC Bulletin Board Market for each quarter for the fiscal years ended December 31, 2011 and 2010. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low
4th Quarter 2011	$0.24	$0.09
3rd Quarter 2011	$0.33	$0.18
2nd Quarter 2011	$0.50	$0.19
1st Quarter 2011	$0.29	$0.10
4th Quarter 2010	$0.29	$0.16
3rd Quarter 2010	$0.40	$0.16
2nd Quarter 2010	$0.50	$0.27
1st Quarter 2010	$0.60	$0.42

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

As of March 15, 2012 we had 49 record holders of our common stock.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. We plan to retain earnings to finance the expansion of our operations.

On December 31, 2011, we issued 91,667 shares of our common stock, at an average price of $0.16 per share, in connection with the conversion of $15,000 in administrative service fees payable to a wholly owned subsidiary of our controlling shareholder, Holloman Corporation. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these securities. We did not pay any underwriting discounts or sales commissions in connection with the issuance of these shares.

During the year ended December 31, 2011 we did not purchase any shares of our common stock from third parties in a private transaction or the open market. During the year ended December 31, 2011 none of our officers or directors, nor any of our principal shareholders, purchased any shares of our common stock on our behalf from third parties in a private transaction or as a result of purchases in the open market.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our consulting and management fees, decreased by approximately $400,000 (73%) from $548,000 in 2010 to $148,000 in 2011. This decrease relates primarily to a reduction in consulting personnel engaged by us to search for joint venture partners. During 2010, we had engaged Macquarie Tristone in the creation of datarooms to introduce our exploration properties to industry participants. No such effort was undertaken in 2011.  The office and travel expenses we incurred during 2011 decreased by approximately $46,000 (31%) when compared to 2010. This decrease resulted from a reduction in international travel in connection with our negotiation of potential joint venture opportunities.

The Australian dollar fluctuated from a low of 0.81 to a high of 1.10 against the US dollar during 2011 and 2010. Its average exchange rate was 0.97. At both December 31, 2011 and 2010, the Australian dollar was convertible into approximately 1.02 US dollars. As a result, we recognized a foreign exchange loss of $6,807 during 2011. At December 31, 2009, the Australian dollar was convertible into 0.90 US dollars resulting in a foreign exchange loss for 2010 of $625,731. Substantially all of our non-cash foreign exchange loss relates to the measurement of US dollars required to settle deferred taxes payable to the Australian Government in connection with our purchase of Holloman Petroleum.

During 2009 and 2010, we relinquished all of our offshore oil and gas permits in the Gippsland Basin and the Barrow Sub-Basin. The value of these unproven properties was impaired to the extent of the carrying value of the underlying permits. Accordingly, our cumulative results from inception to date recognized a loss on the impairment of oil and gas assets of $7,396,207. That loss was offset by the recognition of a deferred income tax recovery of $2,244,107. Oil and gas properties and deposit on acquisition were reduced by $6,756,720 and $639,487, respectively, to reflect the impairment of the permits.

On August 15, 2009, we established a Non-Qualified Stock Option Plan and a Stock Bonus Plan (Note 7 to our financial statements). In connection with the plans we recognized non-cash, stock-based compensation expense of $196,835 and $1,066,126 during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 there was no unrecognized compensation cost related to nonvested share-based compensation under the Option Plan remaining to be expensed.

We have recognized an inception to date net loss of approximately $13,802,000. That loss consists of approximately $8,926,000 in non-cash expense including: stock-based fees and compensation expense of $2,923,000, unrealized foreign exchange loss of $851,000, and a net impairment of oil and gas properties of approximately $5,152,000. In addition, we have incurred $1,671,000 related to the discontinued operations of Endeavor Canada, and approximately $3,205,000 in other cash expenses related to exploration stage operations.

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

Our Cooper Basin exploration plan calls for the expenditure of approximately $10 million prior to March 30, 2013. Based upon technical recommendations, we intend to pursue the acquisition of a combination of 2D and 3D seismic data on our licenses. Our current exploration plan also calls for the drilling of five to six wells on our concessions. Early estimates indicate the costs to perform the work outlined in our current Cooper Basin exploration plan would range from $20 million to $25 million.

See Item 1 of this report for information concerning the potential farm-out of our Cooper Basin properties.

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

Other than the obligations associated with our oil and gas concessions in Australia, we had no material future contractual obligations as of December 31, 2011.

During March 2011, we sold 1,400,002 shares of common stock in a private placement of investment units to Holloman Corporation, and to certain directors, and officers, and to one non-affiliated consultant. The investment units were priced at $0.15 each and consisted of one share of our common stock, and one stock purchase warrant. Each stock warrant entitled the holder to purchase one half share of our common stock at a price of $0.25 per share until February 14, 2012. None of these warrants were exercised. Proceeds from the private placement totaled $210,000. Of that amount, $180,000 was paid in cash and $30,000 was a conversion of liabilities.

Effective October 1, 2010, we executed an administrative services agreement with Holloman Corporation, our controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering: office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days notice. During 2011, we recorded $60,000 (2010 – $15,000) of office expense and issued 290,332 (2010 - 69,445) shares of our common stock as a result of this agreement. Proceeds from this administrative service agreement have been assigned to Holloman Value Holdings a wholly owned subsidiary of Holloman Corporation.

In connection with a 2011 farm-in Agreement, Brandenburg  paid us contract payments totaling $261,212. We believe our plan of operations may require up to $11,000,000 for exploration costs and administrative expenses over the twelve-month period ending March 30, 2013. We are attempting to raise investment capital and enter into joint ventures with third parties who will pay all, or a significant portion of the costs required to explore for oil and gas and otherwise fulfill the obligations required by our Australian licenses.

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

As of March 15, 2012 we did not have any off balance sheet arrangements.

As of March 15, 2012 we did not have any proven oil or gas reserves and we did not have any revenues.

Critical Accounting Policies and Estimates

Measurement Uncertainty

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, actual results may differ from estimated amounts. Our estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. The most significant estimates with regard to the financial statements included with this report relate to carrying values of oil and gas properties, determination of fair values of stock based transactions, and deferred income tax rates and timing of the reversal of income tax differences.

These estimates and assumptions are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

Petroleum and Natural Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs, including direct internal costs, are capitalized to the full cost pool. When we commence production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Costs of unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized.

The capitalized costs included in the full cost pool are subject to a "ceiling test", (based on the average of 12 month, first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At December 31, 2011, all of our oil and gas interests were classified as unproven properties and were not being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Stock Based Compensation

We record compensation expense for stock based payments using the fair value method. The fair value of stock options granted to directors and employees is determined using the Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees is measured based on the fair value of the goods and services received. Share-based compensation is expensed with a corresponding increase to share capital. Upon the exercise of the stock options, the consideration paid is recorded as an increase in share capital.

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary (which is relatively inactive) are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of December 31, 2011, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Other Comprehensive Income (Loss)

We report and display comprehensive loss and its components in our consolidated financial statements. For the years ended December 31, 2011 and 2010, the only components of comprehensive loss were foreign currency translation adjustments.

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

Earnings per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of basic EPS for each period since we have generated losses and have no dilutive stock options or warrants.

See Note 2 to the financial statements for a discussion of recent accounting pronouncements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, management concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, management concluded that during the period covered by this report our internal control over financial reporting was effective. There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Mark Stevenson	57	Chairman of the Board of Directors, President, Chief Executive Officer, and Secretary
Eric Prim	53	Chief Operating Officer, and Director
Robert Wesolek	55	Chief Financial Officer, Chief Accounting Officer and Treasurer
J. Douglas Brown	59	Director
Keith Macdonald	55	Director

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

Eric Prim, Chief Operating Officer, and Director

Eric Prim joined our Board of Directors on September 20, 2007. On July 22, 2009 Mr. Prim, was also appointed as our Chief Operating Officer. Mr. Prim is the President of Pilot Energy Solutions, and has been the Senior Vice President of Holloman Corporation since 1997. He has served as a director of EFL Overseas, Inc (OTCBB) since March 2011. Prior to his association with Holloman, Mr. Prim held senior technical management positions with Hunt Energy (1982-1987) and Rexene Corporation (1987-1997). Mr. Prim holds a B.S. in Chemical Engineering from The University of Texas (1982) and an M.B.A. from Amber University (1987). Mr. Prim is a registered Professional Engineer in Texas and holds eight issued or pending U.S. Patents, all pertaining to energy technology.

Robert Wesolek CPA, Chief Financial Officer, Chief Accounting Officer and Treasurer

Robert Wesolek was appointed as our Chief Financial Officer on August 4, 2009. He has served as a director of EFL Overseas, Inc (OTCBB) since June 2011. Mr. Wesolek has been an executive consultant since 2006 providing financial, regulatory and system design services to emerging corporations. From March 2004 through December 2006, he was a director of House of Brussels Chocolates Inc. and from March 2004 through September 2005 was that company’s Chief Financial Officer. Prior to 2005, Mr. Wesolek; served as President and Chief Executive Officer of The Navigates Corporation (1998-2004), Chief Financial Officer for Sharp Technology Inc. (1998-2001), President of the Desktop Software Division of Citadel Security Software (1996-1998), and Chief Operating Officer of Kent Marsh Ltd., Inc. (1988-1996). During the period from 1980 to 1988, Mr. Wesolek was a Senior Practice Manager in the Audit Division of Arthur Andersen LLP.

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

Keith MacDonald, Director

Keith Macdonald, CA joined our Board on August 4, 2009. He has also served as Chairman, President, Chief Executive Officer and Secretary of EFL Overseas Inc. since March 10, 2011. Mr. Macdonald has been President of Bamako Investment Management Ltd., a private holding and financial advisory company since 1994. He is currently Chairman and director of Drakkar Energy Ltd., a private in situ oil sands company. In addition, Mr. Macdonald currently serves on the board of Bellatrix Exploration Ltd. (TSX), Rocky Mountain Dealerships Inc. (TSX), Madalena Ventures Inc. (TSVX), Surge Energy Inc. (TSVX), Mountainview Energy Ltd. (TSVX), WCSB Oil & Gas Royalty Income Funds and Orange Directional Services Inc.. Most recently, he was a director of Profound Energy Inc. (TSX), Cordy Oilfield Services Inc.(TSVX), Stratabound Minerals Inc.(TSVX) and Breaker Energy Ltd (TSX) , and prior thereto a director of several public and private oil and gas companies. Mr. Macdonald was founder, President and Director of New Cache Petroleums from 1987 until it’s amalgamation in 1994 and thereafter Chief Financial Officer and Director until it’s sale in 1999. He is a past Chairman and director of the Small Explorers and Producers of Canada.

We believe our directors benefit us as a result of their expertise in the following areas:

Name	Area of Expertise
Mark Stevenson	Oil and gas
Eric Prim	Oil and gas
J. Douglas Brown	Corporate finance
Keith MacDonald	Oil and gas

On November 21, 2007, we acquired Holloman Petroleum Pty. Ltd. for 18,600,000 shares of our common stock. As a condition of this acquisition, Mark Stevenson, President and CEO of Holloman Corporation, and Eric Prim, Vice President of Holloman Corporation, were appointed to our Board of Directors.

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

On March 26, 2007, our Board of Directors adopted a code of ethics that applies to our principal executive and financial officers. A copy of our Code of Ethics was included as Exhibit 14.1 to our Form 10-KSB for our year ended December 31, 2006 and is also available in the “Investors” section of our website at www.hollomanenergy.com.

Compensation Committee Interlocks and Insider Participation

We do not have a separate compensation committee. Our Board of Directors acts as our compensation committee. During the year ended December 31, 2011, all of our directors participated in deliberations concerning executive officer compensation.

During the year ended December 31, 2011, our Chief Operating Officer, Eric Prim, Chief Financial Officer, Robert Wesolek, and Director, Keith Macdonald were directors with the authority to approve compensation decisions for  EFL Overseas, Inc., an OTCBB natural resources exploration company. Mr. Macdonald is an executive officer of that company and Mr. Wesolek provides that company with professional services.

Except for the foregoing, during the year ended December 31, 2011 none of our officers served as a compensation committee member or director of another entity, one of which entity’s officers served as one of our directors.

Compliance with Section 16A of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the Securities and Exchange Commission various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the Securities and Exchange Commission by such reporting persons, with the exception of Holloman Value Holdings LLC (a wholly owned subsidiary of our controlling shareholder) which filed one Form  covering four transactions after its due date. These transactions related primarily to the conversion of administrative service fees to shares of our common stock. Mark Stevenson (CEO), Eric Prim (COO), and Robert Wesolek (CFO) each also filed one Form 4, reporting one transaction, one day after its due date.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table shows the compensation accrued or paid to our Chief Executive Officer and those executive officers that earned more than $100,000 in 2011 and 2010:

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)

Mark Stevenson,	2011	––	––	––	––	––	––
Chief Executive Officer	2010	––	––	––	––	––	––

Robert Wesolek (1)	2011	151,509	––	––	––	––	151,509
Chief Financial and Accounting Officer	2010	291,750	––	––	––	––	291,750

(1)
During 2011, we paid Mr. Wesolek management fees totaling $151,509. During March 2011, he converted accrued fees in the amount of $10,000 into 66,667 shares of our common stock and 33,333 stock purchase warrants with an exercise price of $0.25 (expired without exercise February 14, 2012) in a private placement of investment units at a market price of $0.15 per unit. Mr. Wesolek is compensated in the form of fees for services rendered in the normal course of operations. The amount of the fees was established and approved by our Board of Directors. As of December 31, 2011, Mr. Wesolek had voluntarily deferred $39,310 of the amounts payable to him.

On August 15, 2009, we issued our officers and directors fractional participation in a 2% net revenue interest in wells drilled by us on lands in the Cooper Basin. These participation units represent a 0.454% interest in our Cooper Basin revenues, after all royalties, exploration expenses, operating costs and capital investments associated with the Cooper Basin have been recovered. In our opinion no value can be assigned to these revenue interests, as any valuation cannot be estimated.

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

At the discretion of our Board of Directors, any option may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. Any options granted or shares issued pursuant to the Plans will be forfeited if the "vesting" schedule established at the time of the grant is not met. We may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner we deem appropriate, provided that any amendment, termination or suspension may not adversely affect rights or obligations with respect to options or shares previously granted.

The following table shows the options held by our officers and directors as of December 31, 2011. The options in the table were all granted pursuant to our Non-Qualified Stock Option Plan.

Outstanding Equity Awards at December 31, 2011

	Number of securities underlying unexercised options			Option
Name	(#) Exercisable	(#) Unexercisable	Option Exercise Price	Expiration Date

Eric Prim
Stock Option A	300,000	––	$0.70	August 15, 2012
Stock Option B	300,000	––	$0.80	August 15, 2012
Stock Option C	300,000	––	$1.00	August 15, 2014
Stock Option D	300,000	––	$1.20	August 15, 2014
Robert Wesolek
Stock Option A	150,000	––	$0.70	August 15, 2012
Stock Option B	150,000	––	$0.80	August 15, 2012
Stock Option C	150,000	––	$1.00	August 15, 2014
Stock Option D	150,000	––	$1.20	August 15, 2014
J.Douglas Brown
Stock Option A	300,000	––	$0.70	August 15, 2012
Stock Option B	300,000	––	$0.80	August 15, 2012
Stock Option C	300,000	––	$1.00	August 15, 2014
Stock Option D	300,000	––	$1.20	August 15, 2014
Keith Macdonald
Stock Option A	300,000	––	$0.70	August 15, 2012
Stock Option B	300,000	––	$0.80	August 15, 2012
Stock Option C	300,000	––	$1.00	August 15, 2014
Stock Option D	300,000	––	$1.20	August 15, 2014

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan as of December 31, 2011. Our Non-Qualified Stock Option Plan has not been approved by our shareholders.

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

At December 31, 2011, 2,400,000 options and 100,000 shares of our common stock, respectively, remain available for distribution under our Option Plan and Stock Bonus Plan.

We have never offered any annuity, pension or retirement benefits for our officers, directors or employees.

Director’s Compensation

Our Directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. During 2011, no compensation was paid to our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows as of March 15, 2012, the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Officers and Directors and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Name and address of beneficial owner	Number of Shares (1)		Percentage of Common Stock
Mark Stevenson	49,200,851	(2&3)	44.81%
Chairman of the Board, Chief Executive Officer,
President and Secretary
333 North Sam Houston Parkway East
Suite 600
Houston, TX 77060

Eric Prim	50,682,986	(4)	45.66%
Chief Operating Officer and Director
4901 Polo Parkway
Midland, Texas 79705

Robert Wesolek	3,522,917		3.21%
Chief Financial Officer, Chief Accounting Officer and Treasurer
3 Farther Point
Houston, TX 77024

J. Douglas Brown	4,965,098		4.51%
Director
16E Les Roseyres, Gron1882
Vaud, Switzerland

Keith Macdonald	1,754,167	(5)	1.59%
Director
203 Heritage Place
Calgary, AB, Canada T3Z 3P3

Holloman Value Holdings, LLC	48,590,118		44.26%
333 North Sam Houston Parkway East
Suite 600
Houston, Texas 77060

All Officers and Directors as a group (five persons)	61,702,567		54.08%
——————
(1)	Includes shares which may be acquired on the exercise of options or warrants listed below, all of which were exercisable as of March 15, 2012.

	Shares Issuable Upon
Name	Exercise of Warrants	Exercise Price	Expiration Date
Mark Stevenson	20,834	$0.80	12/17/2012
Eric Prim	300,000	$0.70	08/15/2012
Eric Prim	300,000	$0.80	08/15/2012
Eric Prim	300,000	$1.00	08/15/2014
Eric Prim	300,000	$1.20	08/15/2014
Eric Prim	26,042	$0.80	12/17/2012
Robert Wesolek	150,000	$0.70	08/15/2012
Robert Wesolek	150,000	$0.80	08/15/2012
Robert Wesolek	150,000	$1.00	08/15/2014
Robert Wesolek	150,000	$1.20	08/15/2014
Robert Wesolek	10,417	$0.80	12/17/2012
J. Douglas Brown	300,000	$0.70	08/15/2012
J. Douglas Brown	300,000	$0.80	08/15/2012
J. Douglas Brown	300,000	$1.00	08/15/2014
J. Douglas Brown	300,000	$1.20	08/15/2014
Keith Macdonald	300,000	$0.70	08/15/2012
Keith Macdonald	300,000	$0.80	08/15/2012
Keith Macdonald	300,000	$1.00	08/15/2014
Keith Macdonald	300,000	$1.20	08/15/2014
Keith Macdonald*	50,000	$0.80	12/17/2012
Holloman Value Holdings, LLC	781,250	$0.80	12/17/2012
———————
*	Warrants are held of record by an entity controlled by Mr. Macdonald.

(2)	Includes 429,745 shares held directly, 326,821 shares held indirectly by entities controlled by Mr. Stevenson, and shares issuable upon the exercise of warrants.

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

As detailed in our financial statements and Items 1 and 7 of this report, from time to time, we have had non-interest bearing advances from certain of our Directors, shareholders and affiliates; and a series of transactions with Holloman Corporation, Holloman Value Holdings, LLC and Holloman Oil & Gas Pty Ltd. Holloman Corporation, controls Holloman Value Holdings, LLC and Holloman Oil & Gas Pty Ltd.

Holloman Corporation, through its wholly-owned subsidiary Holloman Value Holdings, LLC is our parent corporation. As of March 15, 2012 Holloman Value Holdings, LLC owned 47,808,868 (44%) shares of our common stock.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On August 2, 2010, we dismissed Dale Matheson Carr-Hilton Labonte, L.L.P. (“DMCL”) as our independent registered public accounting firm and engaged Weaver and Tidwell, L.L.P. (“Weaver”) as our independent registered public accounting firm.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by DMCL and Weaver for the audit of our annual financial statements for 2011 and 2010, and the aggregate fees paid or accrued for audit-related services and all other services rendered by DMCL and Weaver for those years.

	2011	2010
DMCL
Audit-related fees	$––	$6,000
Tax fees	––	2,500
Total DMCL	––	8,500
Weaver
Audit-related fees	64,745	46,000
Tax fees	7,500	5,000
Total Weaver	72,245	51,000
Total	$72,245	$59,500

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

FINANCIAL STATEMENTS

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders Equity (Deficit)
Notes to Consolidated Financial Statements

EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.1	Share Exchange Agreement between Endeavor Energy Corporation, First Endeavor Holdings Inc. and Endeavor Canada Corporation(2)
10.2	Agreement between Endeavor Energy Corporation and Holloman Petroleum Pty. Ltd. for the purchase of assets and exchange of shares(3)
10.3	Option Agreement dated February 1, 2008 between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.4	Notice of Option Exercise dated February 15, 2008 relating to the Option Agreement between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.5	Farm Out Commitment Agreement between Holloman Energy Corporation and Holloman Oil & Gas, Ltd. (4)
10.6	Brandenburg Oil & Gas Farm-In Agreement, Petroleum Exploration Licenses 112 and 444 dated July 29, 2011 (6)
10.7	Terra Nova Farm-out Letter of Intent, Petroleum Exploration Licenses 112 and 444 dated March 19, 2012 as amended
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(5)
21.1	As of March 10, 2011 our subsidiaries were:
First Endeavor Holdings Inc. (100% Owned) Alberta corporation
Holloman Petroleum Pty. Ltd. (100% Owned) Australian corporation
Endeavor Exploration Pty. Ltd. (100% Owned) Australian corporation
All subsidiaries conduct business under their own names
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

———————
(1)	Previously filed with our Form SB-2 on January 23, 2006 and incorporated by reference.

(2)	Previously filed with our Form 8-K on August 9, 2007 and incorporated by reference.

(3)	Previously filed with our Form 8-K on November 29, 2007 and incorporated by reference.

(4)	Previously filed with our Form 10-KSB on April 15, 2008 and incorporated by reference.

(5)	Previously filed with our Form 10-KSB/A on April 26, 2007 and incorporated by reference.

(6)	Previously filed with our Form 8-K on August 4, 2011 and incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Holloman Energy Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Holloman Energy Corporation and Subsidiaries (An Exploration Stage Company) (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from inception (May 5, 2006) to December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holloman Energy Corporation and Subsidiaries (an Exploration Stage Company) as of December 31, 2011 and 2010, and the consolidated results of operations and cash flows for the years then ended, and for the period from inception (May 5, 2006) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver and Tidwell, L.L.P.
WEAVER AND TIDWELL, L.L.P.

Houston, Texas
March 29, 2012

AN INDEPENDENT MEMBER OF BAKER TILLY INTERNATIONAL	WEAVER AND TIDWELL LLP CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS WWW.WEAVERLLP.COM	HOUSTON 24 GREENWAY PLAZA, SUITE 1800, HOUSTON, TX 77046 P: (713) 850 8787 F: (713) 850 1673

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS

ASSETS
Cash	$11,637	$41,987
Other receivable	3,886	9,662
Prepaid expenses	4,739	12,904
Current Assets	20,262	64,553

Oil and gas properties, full cost method, unproven	16,634,935	16,630,791
Total Assets	$16,655,197	$16,695,344

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$188,301	$183,361
Contract Advances	7,160	-
Current Liabilities	195,461	183,361

Deferred tax liability	4,811,396	4,804,193
Total Liabilities	5,006,857	4,987,554

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
108,997,599 common shares (107,307,265 at December 31, 2010)	108,998	107,307
Additional paid in capital	25,353,199	24,888,055
Accumulated other comprehensive loss	(12,343)	(8,659)
Deficit accumulated during the exploration stage	(13,801,514)	(13,278,913)
Total Stockholders' Equity	11,648,340	11,707,790

Total Liabilities and Stockholders' Equity	$16,655,197	$16,695,344

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
	Cumulative results
	from May 5, 2006
	Inception) to	Years Ended December 31,
	(December 31, 2011	2011	2010
CONTINUING OPERATIONS
Consulting	$1,211,613	$37,494	$245,766
Foreign exchange loss	903,885	6,807	625,731
Gain on settlement of debt	(40,026)	-	-
Management and directors fees	1,082,477	110,652	301,750
Stock-based compensation expense	2,406,338	196,835	1,066,126
Office, travel and general	709,481	103,469	149,000
Professional fees	658,305	107,438	78,624
Salaries, wages, and benefits	86,666	-	-
General and Administrative Expenses	(7,018,739)	(562,695)	(2,466,997)

Oil and gas property impairment	(7,396,207)	-	-
Deferred income tax recovery	2,244,107	-	-
Other Income	40,094	40,094	-
Loss from Continuing Operations	(12,130,745)	(522,601)	(2,466,997)

DISCONTINUED OPERATIONS
Loss from Discontinued Operations	(2,454,637)	-	-
Gain on Disposal of Endeavor	783,868	-	-

Loss from Discontinued Operations	(1,670,769)	-	-

NET LOSS	$(13,801,514)	$(522,601)	$(2,466,997)

BASIC AND DILUTED NET LOSS FROM
CONTINUING OPERATIONS PER COMMON SHARE		$(0.00)	$(0.02)

BASIC AND DILUTED NET LOSS FROM DISCONTINUED
OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE		$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		108,574,629	107,238,010

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From May 5, 2006 (Inception) to December 31, 2011

							Deficit
						Accumulated	Accumulated
	Common Shares		Preferred Shares		Additional	Other	During	Total
	Number		Number		Paid In	Comprehensive	Exploration	Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Income/(Loss)	Stage	Equity

Issuance of common shares to
to founder, May 2006	100	$1	-	$-	$-	$-	$-	$1

Comprehensive income (loss)
Net loss for the 8 months ended December 31, 2006	-	-	-	-	-	-	(1,462,407)	(1,462,407)
Foreign currency translation	-	-	-	-	-	13,987	-	13,987
Total Comprehensive loss								(1,448,420)

Balance, December 31, 2006	100	1	-	-	-	13,987	(1,462,407)	(1,448,419)

Issued by the Company on acquisition of ECC in August 2007	-	-	9,000	9	-	-	-	9

Issued by FEH on acquisition of ECC in August, 2007	-	-	9,000,000	9,000	(9,000)	-	-	-

Adjustment to give effect to acquisition of ECC
in August, 2007	61,466,203	61,466	-	-	329,766	-	-	391,232

Shares of ECC acquired by legal parent	(100)	(1)	-	-	-	-	-	(1)

Issued at $1.50 per share in August 2007 on conversion of ECC debentures	1,093,155	1,093	-	-	1,638,640	-	-	1,639,733

Issued for cash at $1.00 per share	60,000	60	-	-	59,940	-	-	60,000

Issued for property at $0.86 per share	18,600,000	18,600	-	-	15,884,400	-	-	15,903,000

Comprehensive loss
Net loss	-	-	-	-	-	-	(1,507,745)	(1,507,745)
Foreign currency translation	-	-	-	-	-	(44,857)	-	(44,857)
Total Comprehensive loss								(1,552,602)

Balance, December 31, 2007	81,219,358	$81,219	9,009,000	$9,009	$17,903,746	$(30,870)	$(2,970,152)	$14,992,952

Write Off Accumulated Comprehensive Income from ECC operations to Extraordinary Gain	-	-	-	-	-	31,265	(70)	31,195

Preferred shares cancelled by the Company on divestiture of ECC February 2008	-	-	(6,500)	(6)	-	-	-	(6)

Prefrerred shares cancelled by FEH on divestiture of ECC February 2008	-	-	(6,500,000)	(6,500)	-	-	-	(6,500)

Conversion of preferred shares to common stock	2,502,500	2,503	(2,502,500)	(2,503)	-	-	-	-

Investment Units issued for cash at $0.30 per unit	2,766,668	2,767	-	-	744,233	-	-	747,000

Investment Units issued for cash at $0.255 per unit	6,664,706	6,664	-	-	1,618,335	-	-	1,624,999

Management fees converted to common stock	2,005,833	2,006	-	-	197,987	-	-	199,993

Comprehensive income
Net income	-	-	-	-	-	-	808,322	808,322
Foreign currency translation	-	-	-	-	-	1,219	-	1,219
Total Comprehensive income								809,541

Balance, December 31, 2008	95,159,065	95,159	-	-	20,464,301	1,614	(2,161,900)	18,399,174
Conversion of indebtedness to commmon stock	9,385,935	9,386	-	-	929,207	-	-	938,593

Issued for services	700,000	700	-	-	315,550	-	-	316,250

Investment units issued for cash at $0.48 per unit	1,860,416	1,860	-	-	891,140	-	-	893,000

Conversion of indebtedness to investment units	132,404	133	-	-	63,421	-	-	63,554

Stock-based compensation granted	-	-	-	-	1,143,379	-	-	1,143,379

Comprehensive loss
Net loss	-	-	-	-	-	-	(8,650,016)	(8,650,016)
Foreign currency translation	-	-	-	-	-	(4,540)	-	(4,540)
Total Comprehensive loss								(8,654,556)

Balance, December 31, 2009	107,237,820	107,238	-	-	23,806,998	(2,926)	(10,811,916)	13,099,394

Issued for services	69,445	69	-	-	14,931	-	-	15,000

Stock-based compensation granted	-	-	-	-	1,066,126	-	-	1,066,126

Comprehensive loss
Net loss	-	-	-	-	-	-	(2,466,997)	(2,466,997)
Foreign currency translation	-	-	-	-	-	(5,733)	-	(5,733)
Total Comprehensive loss								(2,472,730)
Balance, December 31, 2010	107,307,265	107,307	-	-	24,888,055	(8,659)	(13,278,913)	11,707,790

Investment units issued for cash at $0.15 per unit	1,200,001	1,200	-	-	178,800	-	-	180,000

Investment units issued for services	133,334	134	-	-	19,866	-	-	20,000

Conversion of indebtness to investment units	66,667	67	-	-	9,933	-	-	10,000

Issued for services	290,332	290	-	-	59,710	-	-	60,000

Stock-based compensation granted	-	-	-	-	196,835	-	-	196,835

Comprehensive loss
Net loss	-	-	-	-	-	-	(522,601)	(522,601)
Foreign currency translation	-	-	-	-	-	(3,684)	-	(3,684)
Total Comprehensive loss								(526,285)
Balance, December 31, 2011	108,997,599	$108,998	-	$-	$25,353,199	$(12,343)	$(13,801,514)	$11,648,340

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(A Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative results from May 5, 2006
	(Inception)	Years Ended December 31,
	to December 31, 2011	2011	2010

OPERATING ACTIVITIES
Net loss	$(13,801,514)	$(522,601)	$(2,466,997)
Adjustments to reconcile net loss to net cash
used in operating activities:
Cash used by discontinued operations	1,729,701	-	-
Gain on disposal of Endeavor	(783,868)	-	-
Gain from settlement of indebtedness	(65,026)	-	-
Stock-based compensation and fee payments	2,922,588	196,835	1,066,126
Unrealized foreign exchange loss (gain)	851,352	3,519	619,998
Impairment of oil and gas properties (net of tax recovery)	5,152,100	-	-
Changes in non-cash working capital items
Other receivable	(3,886)	5,776	(6,237)
Prepaid expenses	(4,739)	8,165	(867)
Accounts payable and accrued liabilities	426,867	65,963	(84,921)
Contract Advances	138,350	138,350	-
Cash used in operating activities	(3,438,075)	(103,993)	(872,898)

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	-	-
Petroleum and natural gas expenditures	(1,375,418)	(106,357)	(174,571)
Cash acquired on acquisition	12,696	-	-
Deposit on acquisition	(639,487)	-	-
Deposits	-	-	-
Cash used in investing activities	(3,449,948)	(106,357)	(174,571)

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	-	-
Common stock issued for cash	3,505,001	180,000	-
Loans payable	50,567	-	-
Due to related parties	1,343,831	-	-
Cash provided by financing activities	6,899,660	180,000	-

CHANGE IN CASH	11,637	(30,350)	(1,047,469)
CASH, BEGINNING	-	41,987	1,089,456

CASH, ENDING	$11,637	$11,637	$41,987

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$9,908	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures in oil and gas properties	$28,977	$28,977	$-

NON-CASH FINANCING ACTIVITIES:
Shares issued on conversion of management fees	$210,000	$10,000	$-
Shares issued on conversion of service fees	$75,000	$60,000	$15,000
Shares issued on conversion of liabilities	$2,661,879	$20,000	$-
Shares issued for property acquired	$15,903,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

On November 21, 2007, the Company acquired Holloman Petroleum Pty. Ltd. (“Holloman Petroleum”) for 18,600,000 shares of its common stock. Holloman Petroleum’s assets consisted of working interests, varying between 37.5% and 100%, in seven oil and gas permits in Australia (Note 4).

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage. It has not generated operating revenues, and has accumulated losses of $13,801,514 since inception. The Company has funded its operations through the issuance of capital stock and debt. Management plans to raise additional funds through; third-party equity or debt financings, joint venturing of its work program obligations with third parties who will pay a significant portion of required program costs, and reliance upon the continued support of its controlling shareholder. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon: the continued support of its controlling shareholder, its ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generating profitable operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with US GAAP, and are expressed in United States dollars. The Company has not produced revenues from its principal business and is an exploration stage company as defined by “Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 915, Development Stage Entities.” These statements include the accounts of the Company and its wholly owned subsidiaries FEH and Holloman Petroleum. All intercompany transactions and balances have been eliminated.

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

Foreign Currency Translation

The Company and its Australian subsidiaries’ functional and reporting currency is the United States dollar. The functional currency of the Company’s Canadian subsidiary (which is relatively inactive) is the Canadian dollar. Foreign currency financial statements of the Company’s Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of the Company’s Australian subsidiaries use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses.  If material, translation gains and losses are included in the determination of income. Foreign currency transactions of the Company’s subsidiaries are primarily undertaken in Australian and Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Costs of unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized.

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on 12-month average of first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At December 31, 2011, all of the Company’s oil and gas interests were classified as unproven properties and were not being amortized.

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

Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Expenditures that have future economic benefits are capitalized. Liabilities for expenditures of a non-capital nature are recorded when an environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Income Taxes

Income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Stock Based Compensation

The Company records compensation expense in the consolidated financial statements for share based payments using the fair value method. The fair value of stock options granted to directors and employees is determined using the Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods and services received. Share-based compensation is expensed with a corresponding increase to share capital. Upon the exercise of the stock options, the consideration paid is recorded as an increase in share capital.

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

Other Comprehensive Income (Loss)

The Company reports and displays comprehensive income and loss and its components in the consolidated financial statements. For the years ended December 31, 2011 and 2010, the only components of comprehensive loss were foreign currency translation adjustments.

Earnings Per Share

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of Basic EPS for each period since the Company does not have any dilutive stock options or warrants.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04).  ASU 2011-04 is an accounting standard update to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards.  The amendments in this update do not require additional fair value measurements, but provide additional guidance as to measuring fair value as well as certain additional disclosure requirements. The requirements in this update are effective for annual periods beginning after December 15, 2011.  The adoption of this update will not have a material impact on the Company’s consolidated financial statements.

3.  DIVESTITURE OF ENDEAVOR AND DISCONTINUED OPERATIONS

Effective August 3, 2007, the Company entered into a share exchange agreement to acquire 100% of the issued and outstanding shares of Endeavor. The Company’s acquisition of Endeavor was accounted for as a re-capitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of Endeavor. Under re-capitalization accounting Endeavor was treated as the Company’s accounting parent (legal subsidiary) and the Company was treated as the accounting subsidiary (legal parent). Accordingly, the consolidated results of operations of the Company include those of Endeavor from its inception on May 5, 2006 and those of the Company from the closing date of the re-capitalization on August 3, 2007. Endeavor, the acquired entity, was regarded as the predecessor and continuing entity as of August 3, 2007.

The Company acquired Endeavor for 9,000 shares of the Company’s Series A Preferred stock and 9,000,000 preferred shares of First Endeavor Holdings, Inc. (“FEH”). Each Series A Preferred share was convertible into one share of the Company’s common stock and was entitled to 1,000 votes on any matter submitted to the Company’s shareholders for approval. The 9,000,000 preferred shares of FEH were, at the option of the holder of the shares, convertible into 9,000,000 shares of the Company’s common stock.

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

4.  OIL AND GAS PROPERTIES

General

All of the Company’s oil and gas properties are located in Australia and are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion. The Company intends to acquire additional seismic data and begin drilling exploratory wells on its properties by 2013. It anticipates depletion of these properties will begin during fiscal year 2013. The costs incurred in oil and gas property acquisition and exploration activities are summarized as follows:

Australian Exploration Properties - Unproven
Balance, December 31, 2006	$––
Acquisition costs	15,903,000
Impact of deferred tax liability	6,177,000
Exploration costs	290,925
Balance, December 31, 2007	22,370,925
Exploration Costs	710,204
Balance, December 31, 2008	23,081,129
Write down – Barrow	(2,908,010)
Write down – Vic P60	(2,212,197)
Write down – Deferred tax gross-ups	(1,636,508)
Exploration Costs	131,806
Balance, December 31, 2009	16,456,220
Exploration Costs	174,571
Balance, December 31, 2010	16,630,791
Exploration Costs	4,144
Balance, December 31, 2011	$16,634,935

In May 2007, the Company entered into an agreement to acquire a 62.5% working interest in an Australian oil and gas exploration permit(“Vic P60”) covering 340,000 acres, more or less, in the Gippsland Basin in Australia.

On November 21, 2007, the Company purchased seven Australian oil and gas interests. This purchase was facilitated by the acquisition of Holloman Petroleum, a privately held Australian-based company, for 18,600,000 shares of the Company's common stock with a fair market value of $15,903,000. The purchase included a 66.67% working interest in three licenses located in the Cooper Basin in the State of South Australia, the remaining 37.5% working interest in Vic P60 and a 100% working interest in three permits in the Barrow Sub-Basin in the State of Western Australia.

Onshore – The Cooper Basin

The Company currently holds working interests of 66.67% in two onshore Petroleum Exploration Licenses (PELs) in Australia. PEL 112 is comprised of 2,196 square kilometers (542,643 gross acres). PEL 444, which resulted from the consolidation of the PEL 108 and PEL 109 licenses, is comprised of 2,358 square kilometers (582,674 gross acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia.

On July 29, 2011, the Company entered into a definitive Oil and Gas Farm-In Agreement (the “Agreement”) with Brandenburg Energy Corp., ("Brandenburg"), and its current Cooper Basin working interest partners. The Agreement set forth the terms under which Brandenburg could earn a 44% undivided working interest in PEL 112 and PEL 444.

In connection with the Agreement, Brandenburg paid the Company $261,212 and placed $600,000 in escrow with the Company’s attorney. Brandenburg’s earn-in was subject to meeting certain milestones including an obligation to pay the Company AUD$7.4 million (USD$7.8 million) on or before September 20, 2011. Brandenburg was unable to pay this amount. On December 5, 2011, the Company provided Brandenburg notice of intent to terminate the Agreement and instructed the escrow agent to return the $600,000 deposited by Brandenburg. On February 27, 2012, the Company terminated the Agreement (Note 11).

During August 2011, local reconnaissance indicated that residual flooding continued to delay access to lands covered by PEL 444. Accordingly, the Company requested an additional extension of time to complete its work program under that license. On September 7, 2011 the Government of South Australia granted a six (6) month extension of license terms for PEL 444. As a result, the timeframe for acquisition of a minimum of 200 kilometers of 2D seismic data was extended from January 10, 2012 to July 11, 2012, and the overall license term for PEL 444 was extended to July 11, 2014. Effective January 9, 2012, the Company was also granted a variation of license terms on PEL 112 (Note 11).

Offshore – Barrow Sub-Basin and Vic P60

During 2009, the Company relinquished its Barrow Sub-Basin and Vic P60 permits. As a result of the application of a full cost pool "ceiling test", the Company determined that the carrying value of its pool of unproven properties was impaired to the extent of the carrying value of those permits. Accordingly, it recognized a loss on the impairment of oil and gas assets of $5,759,694. This loss included the write-off of a $639,487 deposit paid in connection with the acquisition of Vic P60. Oil and gas properties and deposit on acquisition were reduced by the same amounts, respectively, to reflect the impact of the impairments.

In connection with the Company’s 2009 offshore relinquishments, the carrying value of oil and gas properties was also reduced by $1,636,513 in deferred tax gross-ups relating to the relinquished permits.

5.  CONTRACT ADVANCES

Upon execution of the Agreement with Brandenburg, $261,212 in contract payments became non-refundable (Note 4). Of that amount $221,118 were classified as contract advances, and $40,094, which had been incurred on contract related expenditures during the three months ended June 30, 2011, were recognized as other income.

As of December 31, 2011, contract advances have been used to offset Brandenburg transaction expenses and the costs associated with the planning and support of work area clearance (including permits, environmental assessments, and field work) and the acquisition of seismic data on PEL 112 and PEL 444 were as follows:

Contract advances	$221,118
Less amounts utilized for:
Investments in oil and gas properties	(131,190)
Consulting fees	(30,000)
Management fees	(40,857)
Professional fees	(11,911)
Contract advances - December 31, 2011	$7,160

6.  RELATED PARTY TRANSACTIONS

During 2011, management fees totaling $151,509 (2010 - $291,750) were paid to the Company’s Chief Financial Officer. The fees were incurred as compensation for services rendered in the normal course of operations and were paid at the amount established and agreed to by the related parties.

Effective October 1, 2010, the Company executed an administrative services agreement with Holloman Corporation, the Company’s controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of the Company’s restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days notice. During 2011, the Company recorded $60,000 (2010 – $15,000) of office expense and issued 290,332 (2010– 69,445) shares of its common stock as a result of this agreement (Note 9).

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

At the discretion of the Company’s Board of Directors, any option may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. Any options granted or shares issued pursuant to the Plans will be forfeited if the "vesting" schedule established at the time of the grant is not met. The Company may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner its deems appropriate, provided that any amendment, termination or suspension may not adversely affect rights or obligations with respect to options or shares previously granted.

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

A summary of Option Plan activity as of December 31, 2011, and changes during the year then ended is presented below.

Options	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (yrs)	Aggregate Intrinsic value
Outstanding – January 1, 2011	4,800	$0.93
Granted	––	––
Exercised	––	––
Forfeited or expired	––	––
Outstanding – December 31, 2011	4,800	$0.93	1.71	$0.00
Exercisable – December 31, 2011	4,800	$0.93	1.71	$0.00

The weighted-average grant-date fair value of options granted during 2009 was $0.50.

A summary of nonvested options as of December 31, 2011, and changes during the year then ended is presented below.

Nonvested Shares	Shares (000’s)	Weighted-Average Grant - Date Fair Value
Nonvested outstanding – January 1, 2011	1,200	$1.20
Granted	––	––
Vested	(1,200)	1.20
Forfeited	––	––
Nonvested outstanding – December 31, 2011	––	––

As of December 31, 2011 there was no unrecognized compensation cost related to nonvested share-based compensation under the Option Plan. A total of $196,835 and $1,066,126 in non-cash, stock-based compensation has been recognized in the statement of operations during 2011 and 2010, respectively, in connection with the Option Plan.

8.  PREFERRED SHARES

The Company and its wholly-owned subsidiary, FEH, are each authorized to issue 10,000,000 preferred shares with a par value of $0.001 per share. At December 31, 2011, neither the Company nor FEH had any preferred shares outstanding.

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

The remaining 2,500 shares of the Company’s Series A Preferred stock and 2,500,000 preferred shares of FEH were converted into an equivalent number of shares of the Company’s common stock during June 2008.

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

During 2011, the Company issued 290,332 (2010 - 69,445) shares of common stock, at an average price of $0.207 (2010 - $0.216) per share in connection with the conversion of $60,000 (2010 - $15,000) in administrative service fees payable to a wholly owned subsidiary of its controlling shareholder.

At December 31, 2011, share purchase warrants and stock options entitling holders to purchase 6,496,415 shares of the Company’s common stock are issued and outstanding. During the year ended December 31, 2011, warrants covering 19,328,748 shares with a weighted-average exercise price of $1.35 per share expired. No warrants or stock options expired during 2010 and there have been no warrants or stock options exercised or forfeited since inception. The weighted-average remaining life and exercise price of outstanding stock options and warrants at December 31, 2011 are 17.07 months and $0.83, respectively.

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

10.  INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Statutory tax rates	35%	35%
Expected recovery of income taxes at statutory rates	$(219,917)	$(863,481)
Increase (reduction) in income taxes resulting from:
Non-deductible expenditures and other	6,833	(179,515)
Foreign exchange rate and tax rate differences	3,134	871
Valuation allowance change	209,950	1,042,125
Provision for income taxes	$––	$––

The significant components of deferred income tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Deferred income tax assets:
Stock-based compensation	$842,219	$773,327
US net operating loss carryforwards	1,245,709	1,118,658
Australian operating loss carryforwards	269,496	265,239
Australian deposits on property	––	––
US loan receivable	543,806	543,806
Other accruals	17,058	––
Total deferred income tax assets	2,918,288	2,701,030
Less: valuation allowance	(2,666,145)	(2,448,992)
Deferred income tax assets, net	$252,143	$252,038
Petroleum and natural gas properties, Australia	$(5,063,539)	$(5,056,231)
Deferred income tax liabilities, net	$(4,811,396)	$(4,804,193)

In the United States, the Company had regular tax net operating losses of $3,559,168 that expire from 2026 through 2033. A valuation allowance of $1,245,709 has been applied against the deferred tax asset representing these losses.

In Australia, the Company had regular tax net operating losses of $898,318 that may be used in future years to reduce taxable income.

The Company's tax returns for 2008 and subsequent years remain subject to examination by tax authorities.

11.  SUBSEQUENT EVENTS

Effective January 9, 2012, the Company was granted a variation of license terms on PEL 112 by the Australian Government. Under the variation, the minimum work requirements for PEL 112 License Year Three (3) were exchanged for those of PEL 112 License Year Four (4). As a result, the timeframe for acquisition of 100 kilometers of 2D seismic data was moved from January 10, 2012 to January 10, 2013. Likewise, the timeframe for performance of certain geological and geophysical studies was moved from January 10, 2013 to January 10, 2012. The Company believes the scope of work performed during 2011 together with the interpretation of reprocessed seismic data currently in process, satisfies its revised License Year Three (3) work requirements.

On February 27, 2012, the Company terminated its Agreement with Brandenberg (Note 4).

On March 19, 2012 the Company entered into a non-binding letter of intent (“LOI”) with Terra Nova Energy ("Terra Nova") which provides that Terra Nova may earn a 55% working interest in PEL 112 and PEL 444 (“Farm-Out Interest”). Terra Nova paid the Company a non-refundable fee of $100,000 in connection with the execution of the LOI.

To earn the entire Farm-Out Interest, Terra Nova is required to:

●	pay an additional $250,000, and issue 1,000,000 shares of its common stock, to the Company;

●	expend AUD$4,700,000 (USD$4,935,000) on performance of work area clearance and the acquisition of seismic data on PEL 112 and PEL 444 (earning a 20% working interest in each license);

●
solely fund the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%); and

●
fund up to AUD$4,500,000 (USD$4,725,000) in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%).

The LOI requires Terra Nova to place the following amounts in escrow in connection with its work obligations; AUD$4,250,000 (USD$4,425,000) within 15 days from the regulatory approval of the LOI, AUD$700,000 (USD$735,000) on or before May 1, 2012, AUD$4,500,000 (USD$4,725,000) on or before August 1, 2012, and at the option of Terra Nova, AUD$4,500,000 (USD$4,725,000) on or before February 1, 2013.

Terra Nova will act as operator with respect to seismic acquisition on PEL 444 and all drilling work contemplated by the LOI. In the event any well drilled as part of the initial or optional drilling programs tests positively for commercially viable production of oil or gas, Terra Nova will pay 50% of the total aggregate completion costs of such well, and shall be entitled to preferential recovery of its costs related to drilling the well.

The LOI may be terminated by either party and  is subject to a number of conditions including pro-rata participation by the Company’s current working interest partners in PEL 112 and PEL 444, approval of the TSX Venture Exchange, and the execution of definitive agreements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION
Date: March 29, 2012
	By:	/s/ Mark Stevenson
Mark Stevenson, President and Principal Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Mark Stevenson	March 29, 2012
Mark Stevenson, Principal Executive Officer and Director

/s/ Robert Wesolek	March 29, 2012
Robert Wesolek, Principal Financial and Accounting Officer

/s/ J. Douglas Brown	March 29, 2012
J. Douglas Brown, Director

/s/ Eric Prim	March 29, 2012
Eric Prim, Director

/s/ Keith Macdonald	March 29, 2012
Keith Macdonald, Director