Form 10-Q
period 2012-03-31
HOLLOMAN ENERGY CORP
filed 2012-05-15
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class of Stock	No. Shares Outstanding	Date
Common	109,069,785	May 11, 2012

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

ASSETS
Cash	$18,370	$11,637
Other receivable	4,388	3,886
Prepaid expenses	8,626	4,739
Current Assets	31,384	20,262

Oil and gas properties, full cost method, unproven	16,656,177	16,634,935
Total Assets	$16,687,561	$16,655,197

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$190,833	$188,301
Contract advances	-	7,160
Current Liabilities	190,833	195,461

Deferred tax liability	4,916,588	4,811,396
Total Liabilities	5,107,421	5,006,857

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
109,069,785 common shares (108,997,599 at December 31, 2011)	109,070	108,998
Additional paid in capital	25,368,127	25,353,199
Accumulated other comprehensive loss	(10,313)	(12,343)
Deficit accumulated during the exploration stage	(13,886,744)	(13,801,514)
Total Stockholders' Equity	11,580,140	11,648,340

Total Liabilities and Stockholders' Equity	$16,687,561	$16,655,197

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Cumulative results
	from May 5, 2006
	(Inception) to March 31,	Three Months Ended March 31,
	2012	2012	2011

CONTINUING OPERATIONS
Consulting	$1,226,613	$15,000	$18,320
Foreign exchange loss	1,009,841	105,956	75,485
Gain on settlement of debt	(40,026)	-	-
Management and directors fees	1,125,377	42,900	41,998
Stock-based compensation expense	2,406,338	-	78,734
Office, travel and general	735,108	25,627	26,533
Professional fees	661,212	2,907	15,967
Salaries, wages, and benefits	86,666	-	-
General and Administrative Expenses	(7,211,129)	(192,390)	(257,037)

Oil and gas property impairment	(7,396,207)	-	-
Deferred income tax recovery	2,244,107	-	-
Other income	147,254	107,160	-
Loss from Continuing Operations	(12,215,975)	(85,230)	(257,037)

DISCONTINUED OPERATIONS
Loss from Discontinued Operations	(2,454,637)	-	-
Gain on Disposal of Endeavor	783,868	-	-

Loss from Discontinued Operations	(1,670,769)	-	-

NET LOSS	$(13,886,744)	$(85,230)	$(257,037)

Foreign currency translation	(10,313)	2,030	1,329

COMPREHENSIVE INCOME	$(13,897,057)	$(83,200)	$(255,208)

BASIC AND DILUTED NET LOSS FROM
CONTINUING OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)

BASIC AND DILUTED NET LOSS FROM DISCONTINUED
OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		108,998,392	107,681,950

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(A Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unuadited)

	Cumulative results from May 5, 2006 (Inception)
	to March 31,	Three Months Ended March 31,
	2012	2012	2011

OPERATING ACTIVITIES
Net loss	$(13,886,744)	$(85,230)	$(257,037)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Cash used by discontinued operations	1,729,701	-	-
Gain on disposal of Endeavor	(783,868)	-	-
Gain from settlement of indebtedness	(65,026)	-	-
Stock-based compensation and fee payments	2,922,588	-	78,734
Unrealized foreign exchange loss	958,574	107,222	75,356
Impairment of oil and gas properties (net of tax recovery)	5,152,100	-	-
Changes in non-cash working capital items
Other receivable	(4,388)	(502)	(2,168)
Prepaid expenses	(8,626)	(3,887)	(10,220)
Accounts payable and accrued liabilities	426,666	(201)	7,350
Contract advances	131,190	(7,160)	-
Cash provided by (used in) used in operating activities	(3,427,833)	10,242	(107,985)

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	-	-
Petroleum and natural gas expenditures	(1,378,927)	(3,509)	-
Cash acquired on acquisition	12,696	-	-
Deposit on acquisition	(639,487)	-	-
Deposits	-	-	-
Cash used in investing activities	(3,453,457)	(3,509)	-

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	-	-
Common stock issued for cash	3,505,001	-	180,000
Loans payable	50,567	-	-
Payments to related parties	(100,000)	(100,000)	-
Proceeds from related parties	1,443,831	100,000	-
Cash provided by financing activities	6,899,660	-	180,000

CHANGE IN CASH	18,370	6,733	72,015
CASH, BEGINNING	-	11,637	41,987

CASH, ENDING	$18,370	$18,370	$114,002

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$9,908	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures in oil and gas properties	$46,710	$17,733	$-

NON-CASH FINANCING ACTIVITIES:
Shares issued on conversion of management fees	$210,000	$-	$10,000
Shares issued on conversion of service fees	$90,000	$15,000	$15,000
Shares issued on conversion of liabilities	$2,661,879	$-	$20,000
Shares issued for property acquired	$15,903,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

1.  BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

2.  OIL AND GAS PROPERTIES

The Company currently holds working interests of 66.67% in two onshore Petroleum Exploration Licenses (PELs) in Australia. PEL 112 is comprised of 2,196 square kilometers (542,643 gross acres). PEL 444, is comprised of 2,358 square kilometers (582,674 gross acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. The Company’s oil and gas properties are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion.

On March 19, 2012 the Company entered into a non-binding letter of intent (“LOI”) with Terra Nova Minerals Inc. ("Terra Nova") which provides that Terra Nova may earn up to a 55% working interest in PEL 112 and PEL 444. Effective May 11, 2012, the Company executed a definitive farm-in agreement with Terra Nova pursuant to the LOI (see Note 6).

On February 27, 2012, the Company terminated its previous farm-in agreement on PEL 112 and PEL 444 with Brandenburg Energy Corp. ("Brandenburg"). Brandenburg’s contract rights were subject to meeting certain milestones including an obligation to pay the Company AUD$7,400,000 (USD$7,700,000) on or before September 20, 2011. Brandenburg was unable to pay this amount.

During January, 2012, the Company was granted a variation of license terms on PEL 112 by the Government of South Australia. Under the variation, the minimum work requirements for PEL 112 License Year Three (3) were exchanged for those of PEL 112 License Year Four (4). As a result, the timeframe for acquisition of 100 kilometers of 2D seismic data was moved from January 10, 2012 to January 10, 2013. Likewise, the timeframe for performance of certain geological and geophysical studies was moved from January 10, 2013 to January 10, 2012. The Company believes the scope of work performed during 2011 together with the interpretation of reprocessed seismic data currently in process, satisfied its revised License Year Three (3) work requirements.

Local reconnaissance indicates that residual flooding continues to delay access to lands covered by PEL 444. Accordingly, the Company requested an additional extension of time to complete its work program under that license. On September 7, 2011 the Government of South Australia granted a six (6) month extension of license terms for PEL 444. As a result, the timeframe for acquisition of a minimum of 200 kilometer of 2D seismic data was extended from January 10, 2012 to July 11, 2012, and the overall license term for PEL 444 was extended to July 11, 2014. The Company intends to request a further extension of time to complete its work program on PEL 444. There is no indication that its request will not be granted.

3.  CONTRACT ADVANCES AND OTHER INCOME

During fiscal 2011, the Company received non-refundable contract payments totaling $261,212 in connection with its farm-in agreement with Brandenburg. Of the contract payments received, $221,118 were classified as contract advances, and $40,094, which had been incurred on contract related expenditures during the three months ended June 30, 2011, were recognized as other income. During the six months ended December 31, 2011, contract advances totaling $213,958 were used to offset Brandenburg transaction expenses and the costs associated with work area clearance and the acquisition of seismic data on PEL 112 and PEL 444. The Company terminated the Brandenburg farm-in agreement on February 27, 2012 (see Note 2). As a result, the remaining balance of $7,160 in contract advances was recognized as other income during the three months ended March 31, 2012.

On March 23, 2012, Terra Nova paid the Company a fee of $100,000 in connection with the execution of the LOI. The fee paid by Terra Nova was fully earned upon receipt, is not repayable to Terra Nova under any circumstances, and was recognized as other income during the three months ended March 31, 2012.

4.  COMMON STOCK

The Company incurs $15,000 in administrative service fees payable to a wholly owned subsidiary of its controlling shareholder on a quarterly basis. During the three months ended March 31, 2012, the Company paid administrative fees totaling $15,000 with 72,186 shares of its common stock, at an approximate weighted average price of $0.21 per share.

On February 14, 2012 stock warrants providing for the purchase of 700,003 shares of the Company’s common stock, at a price of $0.25 per share, expired without exercise.

5.  RELATED PARTY TRANSACTION

On March 1, 2012, the Company executed a promissory note in the principal amount of $100,000 with one of its consultants who is also a shareholder. The note was non-interest bearing and payable upon demand. The entire principal amount of the note was repaid on March 23, 2012.

 6.  SUBSEQUENT EVENTS

Entry Into a Material Definitive Agreement

Effective May 11, 2012, the Company entered into a definitive Oil and Gas Farm-In Agreement with Terra Nova and its wholly owned subsidiary Terra Nova Resources Inc., Australian-Canadian Oil Royalties Ltd. (“ACOR”) and Eli Sakhai (“Sakhai”) on PEL 112 and PEL 444 (the “Agreement”). The Agreement provides terms under which Terra Nova may earn up to a 55% undivided working interest in PEL 112 and PEL 444 (the “Farm-In Interest”).

During March and April 2012, Terra Nova paid the Company non-refundable fees totaling $200,000 and, on or before May 25, 2012, will pay the Company, ACOR and Sakhai (jointly the “Current Working Interest Partners”), a total of 1,000,000 shares of its common stock with a current market value of approximately $290,000. On May 11, 2102, Terra Nova paid the Company an additional fee of $150,000. The Company has agreed to provide ACOR and Sakhai a full accounting for its use of the fees (totaling $350,000). The Company further agreed to share with ACOR and Sakhai, any excess of the fees over the transaction costs it incurred in connection with the Agreement. Terra Nova’s common stock and any excess fees will be distributed among the Current Working Interest Partners in accordance with their working interest percentages in PEL 112 and PEL 444 on May 11, 2012.

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$14,300,000) including:

●
AUD$4,700,000 (USD$4,900,000) to be placed in escrow on or before May 25, 2012 for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements, and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license); and

●
AUD$4,500,000 (USD$4,700,000) to be placed in escrow on or before November 1, 2012  to secure Terra Nova’s obligation to sole fund  the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$4,700,000) to be placed in escrow on or before the later of March 1, 2013 or 45 days following completion or abandonment of the third well in the initial well program, for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%).

Terra Nova will act as operator with respect to seismic acquisition on PEL 444 and all drilling work contemplated by the Agreement.

Costs incurred in relation to the seismic earning obligations in excess of AUD $4,700,000, if any, shall be borne by Terra Nova and the Current Working Interest Partners in accordance with their Working Interest percentages calculated as though Terra Nova had successfully completed its Earning Obligations and earned the entire Farm-In Interest.

In the event Terra Nova elects to complete either or both of the first two wells drilled in connection with the initial three well drilling program, Terra Nova shall pay 50% of the completion cost and the Company will pay the other 50% of the completion costs. In the event Terra Nova elects to complete the third well drilled in connection with the initial three well drilling program, or any well drilled in connection with the optional three well drilling program, Terra Nova shall pay 50% of the completion cost and the Current Working Interest Partners shall pay the other 50% of the completion costs in accordance with their working interest at the effective date of the Agreement.

In the event any well drilled in connection with either the initial or optional drilling programs is commercially viable, and Terra Nova elects to complete such well, Terra Nova is entitled to a preferential recovery of one hundred percent of the costs it has paid to drill and test that successful well. Terra Nova is entitled to 80% of production from that successful well until either that successful well has ceased production or Terra Nova has received net revenue equal to the reimbursable costs it has incurred.

Terra Nova will earn the Farm-In Interest in stages based upon successful completion of specific Earning Obligations. In each instance, the Current Working Interest Partners will each contribute a portion of the working interest earned by Terra Nova. In the event Terra Nova earns the entire Farm-In Interest, the Current Working Interest Partners will transfer to Terra Nova the following working interest percentages in both PEL 112 and PEL 444:

(a)	The Company will contribute an undivided 38.556% working interest in both PEL 112 and PEL 444 (resulting in a residual working interest position of 28.112% in each license);
(b)	ACOR will contribute an undivided 8.222% working interest in both PEL 112 and PEL 444; and
(c)	Sakhai will contribute an undivided 8.222% working interest in both PEL 112 and PEL 444.

The Agreement may be terminated by any party upon the occurrence of an uncured breach of any material term. Terra Nova may terminate the Agreement any time before it has earned the Farm-In Interest upon providing written notice of such termination to each of the Current Working Interest Partners, provided that Terra Nova has paid the required fees to the Company and has issued its shares to the Current Working Interest Partners. In the event Terra Nova terminates the Agreement, it shall not be entitled to any interest in either PEL 112 or PEL 444 unless it has satisfied an Earning Obligation with respect to that license.

Issuance of Options and Bonus Shares

On April 3, 2012, the Company granted stock options to its Chief Executive Officer under the terms shown below. The options were granted pursuant to the 2009 Non-Qualified Stock Option Plan.

Option Type	No. of Shares Issuable Upon Exercise of Option	Exercise Price	First Date Exercisable	Expiration Date
Stock Option A	450,000	$0.70	4/3/2012	8/15/2012
Stock Option B	450,000	$0.80	4/3/2012	8/15/2012
Stock Option C	450,000	$1.00	4/3/2012	8/15/2014
Stock Option D	450,000	$1.20	4/3/2012	8/15/2014
	1,800,000

The Company applied the Black-Scholes option pricing model to determine the fair market value of the options granted. In applying the model, the Company used the following parameters: contractual lives of .38 to 2.38 years, historical stock price volatility of 138%, a risk-free rate of 4.5% and an annual dividend rate of 0%. As a result, the Company determined that the total fair market value of the options granted was $158,050 and the weighted-average grant-date fair value per option granted was $0.09.

On April 3, 2012, the Company also authorized the issuance of 75,000 bonus shares of its common stock pursuant to the 2009 Stock Bonus Plan. The fair market value of these bonus shares is the market price of the shares at the date of grant. The 75,000 bonus shares had an aggregate value of $21,750, or $0.29 per share at that date.

In addition, on April 3, 2012, the Company issued one of its officers fractional participation in a 2% net revenue interest in wells drilled by the Company on PEL 112 and PEL 444. The participation units granted represent a 0.017% interest in the Company’s Cooper Basin revenues, after all royalties, exploration expenses, operating costs and capital investments associated with the Cooper Basin have been recovered. In management’s opinion no value can be assigned to these revenue interests, as any valuation is non-estimable.

Stock-Based Compensation

On April 2, 2012 the Company granted 1,000,000 shares of its common stock to a consultant whose efforts it judged instrumental in identifying and finalizing the Agreement with Terra Nova. The grant was conditioned upon performance and required the execution of the Agreement before the shares were earned. The Agreement with Terra Nova was executed and made effective May 11, 2012. The fair market value of this stock-based compensation is the market price of the shares at the date of their conditional grant. The 1,000,000 bonus shares had an aggregate value of $290,000, or $0.29 per share at that date.

On April 2, 2012, the Company’s Board of Directors also consented to the distribution of 666,667 shares of the common stock of Terra Nova, to its directors, officers and principal advisors. The Terra Nova shares were received by the Company in connection with the Agreement with Terra Nova, and were distributed as compensation for efforts put forth in securing the Terra Nova opportunity. The fair market value of the Terra Nova shares is the market price of the shares at the date they were earned by the Company. The 666,667 shares had an aggregate value of $193,333, or $0.29 per share at that date.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission (“SEC”) on March 29, 2012, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included as part of this report and our Form 10-K, for the year ended December 31, 2011 filed with the SEC on March 29, 2012.

Holloman Energy Corporation (“we” or the “Company”) was incorporated in Nevada on May 14, 2004. We focus on oil and gas exploration and development in Australia’s Cooper Basin.

Oil and Gas Farm-In

Effective May 11, 2012 we entered into a definitive Oil and Gas Farm-In Agreement (the “Terra Nova Farm-In Agreement”) with Terra Nova Minerals Inc. (“Terra Nova”) and its wholly owned subsidiary Terra Nova Resources Inc., Australian-Canadian Oil Royalties Ltd. (“ACOR”) and Eli Sakhai (“Sakhai”) on Petroleum Exploration Licenses (PELs) 112 and 444 (the “Terra Nova Farm-In”). The Terra Nova Farm-In provides terms under which Terra Nova may earn a 55% undivided working interest in PEL 112 and PEL 444 (the “Farm-In Interest”). For detailed discussion of farm-in terms, see Part 2, Item 5 and Exhibit 10.1 of this report on Form 10-Q.

The execution of the Terra Nova Farm-In significantly enhances our exploration capacity. On May 11, 2012, Terra Nova closed an equity financing for gross proceeds equal to CAD$10,652,000 (USD$10,652,000). The financing was pursued in connection with its undertaking of the Terra Nova Farm-In. Macquarie Private Wealth Inc. acted as agent for the transaction. To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures totaling at least AUD$13,700,000 (USD$14,300,000). On or before May 25, 2012, Terra Nova is obligated to place AUD$4,700,000 (USD$4,900,000) in escrow for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements, and interpretation of the acquired data for PEL 112 and PEL 444.

Terra Nova will act as operator with respect to seismic acquisition on PEL 444 and all drilling work contemplated by the Terra Nova Farm-In. We understand that Terra Nova intends to undertake seismic acquisition on PEL 112 and PEL 444 at the first possible opportunity.

On February 27, 2012, we terminated a previous farm-in agreement on PEL 112 and PEL 444 with Brandenburg Energy Corp. ("Brandenburg"). Brandenburg’s contract rights were subject to meeting certain milestones including an obligation to pay us AUD$7,400,000 (USD$7,700,000) on or before September 20, 2011. Brandenburg was unable to pay this amount.

Onshore Licenses – Cooper Basin

We currently hold working interests of 66.67% in two onshore PELs in Australia. PEL 112 is comprised of 2,196 square kilometers (542,643 gross acres). PEL 444, which resulted from the consolidation of the PEL 108 and PEL 109 licenses, is comprised of 2,358 square kilometers (582,674 gross acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. We are obligated to pay 4.63% in royalties on our revenues generated by operations on these licenses.

The Department of Manufacturing, Innovation, Trade, Resources and Energy of South Australia reported that the Cooper Basin has sourced over 4 billion barrels of oil and 5 trillion cubic feet of recoverable gas. It has in excess of 120,000 kilometers of 2-D seismic data and more than 1,200 wells in 65 oil and 20 gas fields. Our management believes that Australia provides a stable regulatory, tax and business environment in the oil and gas sector.

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

Heavy rains beginning in February 2010 created wide scale flooding in the Cooper Basin. For nearly eighteen months, the inaccessibility of roads and facilities partially curtailed Cooper Basin oil production and resulted in a general contraction of exploration activity. In late 2010, we applied for, and were granted an extension of our license terms on PEL 112 and PEL 444. During August 2011, local reconnaissance indicated that residual flooding continued to delay access to lands covered by PEL 444. Accordingly, we requested an additional extension of time to complete our work program under that license. On September 7, 2011, the Government of South Australia granted us a six (6) month extension of license terms for PEL 444. As a result, the timeframe for acquisition of a minimum of 200 kilometers of 2D seismic data was extended from January 10, 2012 to July 11, 2012, and the license term for PEL 444 was extended to July 11, 2014. We intend to request a further extension of time to complete the work program on PEL 444. There is no indication that our request will not be granted.

Effective January 9, 2012, we were also granted a variation of license terms on PEL 112. Under the variation, the minimum work requirements for PEL 112 License Year Three (3) were exchanged for those of PEL 112 License Year Four (4). As a result, the timeframe for acquisition of 100 kilometers of 2D seismic data was moved from January 10, 2012 to January 10, 2013. Likewise, the timeframe for performance of certain geological and geophysical studies was moved from January 10, 2013 to January 10, 2012. We believe the scope of work performed during 2011 together with the interpretation of reprocessed seismic data currently in process satisfied our revised License Year Three (3) work requirements.

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

The farmin agreement through which we hold our working interests in PEL 112 and PEL 444 also obligates us to fulfill the drilling commitment set forth by the Government of South Australia. Based on technical recommendations, we intend to pursue the acquisition of 3-D seismic data on our licenses.

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

In addition, we have completed a broad range of technical studies relating to PEL 112 and PEL 444. The studies were performed by Isis and included; a) a review of Cooper Basin exploration acreage (including an analysis of the chronostratigraphy, an assessment of neighboring exploration results, an analysis of petroleum systems and a probabilistic volumetric assessment of leads), b) oil migration studies, c) adjacent oil pools studies, and d) economic feasibility studies. In the opinion of management, these studies have increased the value of both licenses.

Results of Operations

Our consulting, management and professional fees, decreased by approximately $15,000 (20%) from $76,000 for the three months ended March 31, 2011 to $61,000 for the three months ended March 31, 2012. This decrease relates principally to a reduction in professional fees incurred. The office and travel expenses we incurred during these periods remained relatively unchanged.

The Australian dollar increased from 1.02 to 1.04 US dollars and from 1.02 to 1.03 US dollars during the three month periods ended March 31, 2012 and March 31, 2011, respectively. As a result, we recognized foreign exchange losses of $105,956 and $75,485 during the respective periods. Substantially all of our non-cash foreign exchange losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government.

During 2009, we established a Non-Qualified Stock Option Plan and a Stock Bonus Plan. We recognized no expense in connection with these plans during the three months ended March 31, 2012, since all compensation expense related to the plans had been previously recognized. During the three months ended March 31, 2011, we recognized non-cash, stock-based compensation expense of $78,734 in connection with these plans.

During the three months ended March 31, 2012, we recognized other income totaling $107,160. Other income consisted of a non-refundable fee of $100,000 paid to us by in connection with the Terra Nova Farm-In, and $7,160 recognized upon the reversal of residual contract advances resulting from the termination of a previous farm-in agreement. We recognized no other income during the three months ended March 31, 2011.

On an inception to date basis, we recognized a net loss of approximately $13,887,000. That loss consisted of approximately $9,033,000 in non-cash expense including: stock-based fees and compensation expense of $2,923,000, unrealized foreign exchange loss of $958,000, and a net impairment of oil and gas properties of approximately $5,152,000. In addition, we have incurred $1,671,000 related to the discontinued operations of Endeavor Canada, and approximately $3,183,000 in other net cash expenses related to exploration stage operations.

Financial Condition, Liquidity and Capital Resources

On May 11, 2012, Terra Nova closed an equity financing for gross proceeds equal to CAD$10,652,000 (USD$10,652,000). The financing was pursued in connection with its undertaking of the Terra Nova Farm-In. To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures totaling at least AUD$13,700,000 (USD$14,300,000). On or before May 25, 2012, Terra Nova is obligated to place AUD$4,700,000 (USD$4,900,000) in escrow for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements, and interpretation of the acquired data for PEL 112 and PEL 444.

The execution of the Terra Nova Farm-In significantly enhances our exploration capacity. Based upon technical recommendations, we intend to pursue the acquisition of 3-D seismic data on our licenses. The current Cooper Basin exploration plan also calls for the drilling, abandonment or completion, and possible equipping of six wells. Early estimates indicate the costs to perform the work outlined in our Cooper Basin exploration plan would range from $25 million to $28 million. Under the terms of the Terra Nova Farm-In, we estimate that of that amount, Terra Nova would bear $21 to $22 million, we would bear $3.0 to 4.0 million and our other working interest partners would bear $1.0 to $2.0 million, of planned exploration costs.

Our operations to date have been financed from the sale of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates. We regularly review the market to identify opportunities for capital formation.

During fiscal 2011, we received non-refundable contract payments totaling $261,212 in connection with our farm-in agreement with Brandenburg. During March and April 2012, Terra Nova paid us non-refundable fees totaling $200,000 and, on or before May 25, 2012, will pay us, together with ACOR and Sakhai (jointly the “Current Working Interest Partners”), a total of 1,000,000 shares of their common stock with a current market value of approximately $290,000. On May 11, 2012,Terra Nova also paid us an additional fee of $150,000. We have agreed to provide ACOR and Sakhai a full accounting for our use of the Terra Nova fees (totaling $350,000).  We have further agreed to share with ACOR and Sakhai, any excess of the fees over the transaction costs we incur in connection with the Terra Nova Farm-In. Terra Nova’s common stock and any excess fees will be distributed among the Current Working Interest Partners in accordance with their working interest percentages in PEL 112 and PEL 444 on May 11, 2012.

On March 1, 2012, we executed a promissory note in the principal amount of $100,000 with a consultant who is also a shareholder. The note was non-interest bearing and payable upon demand. The entire amount of the note was repaid on March 23, 2012.

During March 2011, we sold 1,400,002 shares of common stock in a private placement of investment units. Proceeds from the private placement totaled $210,000. Of that amount, $180,000 was paid in cash and $30,000 was a conversion of liabilities.

Effective October 1, 2010, we executed an administrative services agreement with our controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days notice. During the three months ended March 31, 2012, we recorded $15,000 of office expense and issued 72,186 shares of our common stock as a result of this agreement. Proceeds from this administrative service agreement have been assigned to a wholly owned subsidiary of Holloman Corporation.

Other than the obligations associated with our oil and gas concessions in Australia, we had no material future contractual obligations as of March 31, 2012.

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies are recovering from a recession which continues to inhibit investment liquidity. Though oil prices are trending higher, the pattern of historic price fluctuations has resulted in additional uncertainty in capital markets. Our access to capital, as well as that of our partners and contractors, may be limited due to tightened credit markets. In addition, the results of our operations will be significantly impacted by a variety of trends and factors including; (i) our exploration success and the marketability of future production, if any, (ii) increasing competition from larger companies, (iii) future fluctuations in the prices of oil and gas, and (iv) our ability to maintain or increase oil and gas production through exploration and development activities.

We believe our plan of operations may require up to $13 million for exploration costs and administrative expenses over the twelve-month period ending May 31, 2013. We anticipate Terra Nova will bear from $10 to $11 million of that amount. We are attempting to raise investment capital to cover our portion of anticipated costs.

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

As of May 11, 2012 we did not have any off balance sheet arrangements.

As of May 11, 2012 we did not have any proven oil or gas reserves and we did not have any revenues.

Critical Accounting Policies and Estimates

Measurement Uncertainty

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. Our estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. The most significant estimates with regard to the financial statements included with this report relate to carrying values of oil and gas properties, the treatment of contract fees paid in connection with our Oil and Gas Farm-In Agreements with Brandenburg and Terra Nova, determination of fair values of stock based transactions, and deferred income tax rates and timing of the reversal of income tax differences.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on the average of first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At March 31, 2012, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of March 31, 2012, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Earnings Per Share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of basic EPS for each period since we are in a net loss position and have no dilutive stock options and warrants.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 31, 2012, we issued 72,186 shares of our common stock at a weighted average price of $0.21 per share in settlement of $15,000 in fees payable to a wholly-owned subsidiary of our controlling shareholder under the terms of an administrative service agreement. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these securities. We did not pay any underwriting discounts or sales commissions in connection with the issuance of these shares.

ITEM 5.  OTHER INFORMATION.

Entry Into a Material Definitive Agreement

Effective May 11, 2012, we entered into a definitive Oil and Gas Farm-In Agreement with Terra Nova and its wholly owned subsidiary Terra Nova Resources Inc., ACOR and Sakhai on PEL 112 and PEL 444. For additional discussion, also see Part 1, Item 2 and Exhibit 10.1 of this report on Form 10-Q.

The Terra Nova Farm-In provides terms under which Terra Nova may earn a 55% undivided working interest in PEL 112 and PEL 444.

During March and April 2012, Terra Nova paid us non-refundable fees totaling $200,000 and, on or before May 25, 2012, will pay us, ACOR and Sakahi (collectively the “Current Working Interest Partners”) in PEL 112 and PEL 444, a total of 1,000,000 shares of their common stock with a current market value of approximately $290,000. On May 11, 2012, Terra Nova also paid us an additional fee of $150,000. We have agreed to provide Sakhai and ACOR a full accounting for our use of the Terra Nova fees (totaling $350,000).  We have further agreed to share with ACOR and Sakhai, any excess of the fees over the transaction costs we incur in connection with the Terra Nova Farm-In. Terra Nova’s common stock and any excess fees will be distributed among the Current Working Interest Partners in accordance with their working interest percentages in PEL 112 and PEL 444 on May11, 2012.

To earn the Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$14,300,000) including:

●
AUD$4,700,000 (USD$4,900,000) to be placed in escrow on or before May 25, 2012 for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements, and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license); and

●
AUD$4,500,000 (USD$4,700,000) to be placed in escrow on or before November 1, 2012  to secure Terra Nova’s obligation to sole fund  the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$4,700,000) to be placed in escrow on or before the later of March 1, 2013 or 45 days following completion or abandonment of the third well in the initial well program, for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%).

Terra Nova will act as operator with respect to seismic acquisition on PEL 444 and all drilling work contemplated by the Terra Nova Farm-In.

Costs incurred in relation to the seismic Earning Obligations in excess of AUD $4,700,000, if any, shall be borne by Terra Nova and the Current Working Interest Partners in accordance with their Working Interest percentages calculated as though Terra Nova had successfully completed all of its Earning Obligations and earned the Farm-In Interest.

In the event Terra Nova elects to complete either or both of the first two wells drilled in connection with the initial three well drilling program, Terra Nova will pay 50% of the completion cost and we will pay the other 50% of the completion costs. In the event Terra Nova elects to complete the third well drilled in connection with the initial three well drilling program, or any well drilled in connection with the optional three well drilling program, Terra Nova will pay 50% of the completion cost and the Current Working Interest Partners will pay the other 50% of the completion costs in proportion to their working interests on May 11, 2012.

In the event any well drilled in connection with either the initial or optional drilling programs is commercially viable, and Terra Nova elects to complete such well, Terra Nova will be entitled to a preferential recovery of one hundred percent of the costs it has paid to drill and test that successful well. Terra Nova is entitled to 80% of the production from that well until either the well has ceased production or Terra Nova has received net revenue equal to the costs it has paid to drill and test the well, whichever occurs first.

Terra Nova will earn the Farm-In Interest in portions based upon successful completion of specific Earning Obligations. In each instance, the Current Working Interest Partners will each contribute a portion of the working interest earned by Terra Nova. In the event Terra Nova earns the entire Farm-In Interest, the Current Working Interest Partners will transfer to Terra Nova the following working interest percentages in both PEL 112 and PEL 444:

(a)	We will contribute an undivided 38.556% working interest in both PEL 112 and PEL 444 (resulting in a residual working interest position of 28.112% in each license);
(b)	ACOR will contribute an undivided 8.222% working interest in both PEL 112 and PEL 444; and
(c)	Sakhai will contribute an undivided 8.222% working interest in both PEL 112 and PEL 444.

The Terra Nova Farm-In may be terminated by any party upon the occurrence of an uncured breach of any material term. Terra Nova may terminate the Terra Nova Farm-In any time before it has earned the Farm-In Interest upon providing written notice of such termination to each of the Current Working Interest Partners, provided that Terra Nova has paid the required fees to us and has issued its shares to the Current Working Interest Partners. In the event Terra Nova terminates the Terra Nova Farm-In, it will only be entitled to any interest in either PEL 112 or PEL 444 that it has earned up to the date of termination.

ITEM 6.   EXHIBITS

Exhibit

Number	Description of Exhibits
10.1	Terra Nova Oil & Gas Farm-In Agreement, PELs 112 and 444 dated May 11, 2012
10.2	Letter Agreement – Transaction Cost Sharing (Terra Nova Farm-Out) dated April 26, 2012
10.3	Brandenburg Oil & Gas Farm-In Agreement, PELs 112 and 444 dated July 29, 2011 (1)
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
____________

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 4, 2011.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION

Date: May 15, 2012	By:	/s/ Mark Stevenson
Mark Stevenson, Principal Executive Officer

Date: May 15, 2012	By:	/s/ Robert Wesolek
Robert Wesolek, Principal Financial and Accounting Officer