Form 10-Q
period 2012-06-30
HOLLOMAN ENERGY CORP
filed 2012-08-14
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class of Stock	No. Shares Outstanding	Date
Common	110,195,696	August 14, 2012

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

ASSETS
Cash	$73,938	$11,637
Other receivable	4,834	3,886
Prepaid expenses	18,618	4,739
Current Assets	97,390	20,262

Oil and gas properties, full cost method, unproven	16,629,162	16,634,935
Total Assets	$16,726,552	$16,655,197

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$119,128	$188,301
Contract Advances	-	7,160
Current Liabilities	119,128	195,461

Deferred tax liability	4,804,192	4,811,396
Total Liabilities	4,923,320	5,006,857

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
110,195,696 common shares (108,997,599 at December 31, 2011)	110,196	108,998
Additional paid in capital	25,798,625	25,353,199
Accumulated other comprehensive loss	(11,026)	(12,343)
Deficit accumulated during the exploration stage	(14,094,563)	(13,801,514)
Total Stockholders' Equity	11,803,232	11,648,340

Total Liabilities and Stockholders' Equity	$16,726,552	$16,655,197

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results from May 5, 2006 (Inception)
	to June 30,	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2012	2011	2012	2011

CONTINUING OPERATIONS
Consulting	$1,586,829	$360,216	$19,174	$375,216	$37,494
Foreign exchange loss	896,951	(112,890)	142,128	(6,934)	217,613
Gain on settlement of debt	(40,026)	-	-	-	-
Management and directors fees	1,320,120	194,743	38,025	237,643	80,023
Stock-based compensation expense	2,511,212	104,874	78,734	104,874	157,468
Office, travel and general	764,592	29,484	26,699	55,111	53,232
Professional fees	681,219	20,007	22,822	22,914	38,789
Salaries, wages, and benefits	86,666	-	-	-	-
General and Administrative Expenses	(7,807,563)	(596,434)	(327,582)	(788,824)	(584,619)

Oil and gas property impairment	(7,396,207)	-	-	-	-
Deferred income tax recovery	2,244,107	-	-	-	-
Other Income	535,869	388,615	-	495,775	-
Loss from Continuing Operations	(12,423,794)	(207,819)	(327,582)	(293,049)	(584,619)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(2,454,637)	-	-	-	-
Gain on disposal of Endeavor	783,868	-	-	-	-

Loss from Discontinued Operations	(1,670,769)	-	-	-	-

NET LOSS	$(14,094,563)	$(207,819)	$(327,582)	$(293,049)	$(584,619)

Foreign currency translation	(11,026)	(713)	(1,325)	1,317	4

COMPREHENSIVE LOSS	$(14,105,589)	$(208,532)	$(328,907)	$(291,732)	$(584,615)

BASIC AND DILUTED NET LOSS FROM
CONTINUING OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.01)

BASIC AND DILUTED NET LOSS FROM DISCONTINUED
OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		109,686,371	108,796,063	109,344,261	108,242,084

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results from
	May 5, 2006 (Inception)	Six Months Ended June 30,
	to June 30, 2012	2012	2011

OPERATING ACTIVITIES
Net loss	$(14,094,563)	$(293,049)	$(584,619)
Adjustments to reconcile net loss to net cash
used in operating activities:
Cash used by discontinued operations	1,729,701	-	-
Gain on disposal of Endeavor	(783,868)	-	-
Gain from settlement of indebtedness	(65,026)	-	-
Oil and gas expenditures recovered from partners	37,340	37,340	-
Stock-based compensation and fee payments	3,369,212	446,624	157,468
Unrealized foreign exchange loss (gain)	845,465	(5,887)	217,021
Impairment of oil and gas properties (net of tax recovery)	5,152,100	-	-
Changes in non-cash working capital items
Other receivable	(4,834)	(948)	8,825
Prepaid expenses	(18,618)	(13,879)	(16,734)
Accounts payable and accrued liabilities	357,694	(69,173)	106,458
Contract Advances	131,190	(7,160)	-
Cash provided by (used in) operating activities	(3,344,207)	93,868	(111,581)

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	-	-
Oil and gas expenditures	(1,406,985)	(31,567)	(21,256)
Cash acquired on acquisition	12,696	-	-
Deposit on acquisition	(639,487)	-	-
Deposits	-	-	-
Cash used in investing activities	(3,481,515)	(31,567)	(21,256)

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	-	-
Common stock issued for cash	3,505,001	-	180,000
Loans payable	50,567	-	-
Related party repayments	(100,000)	(100,000)	-
Proceeds from related parties	1,443,831	100,000	-
Cash provided by financing activities	6,899,660	-	180,000

CHANGE IN CASH	73,938	62,301	47,163
CASH, BEGINNING	-	11,637	41,987

CASH, ENDING	$73,938	$73,938	$89,150

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$9,908	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:
Shares issued for management fees	$231,750	$21,750	$10,000
Shares issued for services	$395,000	$320,000	$30,000
Shares issued on conversion of liabilities	$2,661,879	$-	$20,000
Shares issued for property acquired	$15,903,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.  BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements and footnotes included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Effective May 11, 2012, the Company entered into a definitive Oil and Gas Farm-In Agreement with Terra Nova and its wholly owned subsidiary Terra Nova Resources Inc. (“Terra Nova”), Australian-Canadian Oil Royalties Ltd. (“ACOR”) and Eli Sakhai (“Sakhai”) on PEL 112 and PEL 444 (the “Agreement”). The Agreement provides terms under which Terra Nova may earn up to a 55% undivided working interest in PEL 112 and PEL 444 (the “Farm-In Interest”).

In connection with the Agreement, Terra Nova paid the Company non-refundable cash fees totaling $350,000, and 666,670 shares of its common stock with a fair market value of $193,334. The Company agreed to provide ACOR and Sakhai a full accounting of its use of the cash fees, and to share with ACOR and Sakhai, any excess of the cash fees over the transaction costs it incurred in connection with the Agreement. As a result of its analysis, the Company identified a total of $54,719 in excess fees to be refunded to ACOR and Sakhai. Of that amount, the Company has withheld $37,340 as a recovery of exploration costs payable to it by ACOR and Sakhai.

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$14,481,000) including:

●
AUD$4,700,000 (USD$4,968,000) which was placed in escrow during May 2012, for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements, and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license); and

●
AUD$4,500,000 (USD$4,757,000) to be placed in escrow on or before November 1, 2012  to secure Terra Nova’s obligation to sole fund  the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$4,757,000) to be placed in escrow on or before the later of March 1, 2013 or 45 days following completion or abandonment of the third well in the initial well program, for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%).

Terra Nova will act as contract operator with respect to all seismic acquisition and drilling work contemplated by the Agreement.

Costs incurred in relation to the seismic earning obligations in excess of AUD$4,700,000, if any, shall be borne by Terra Nova, the Company, ACOR and Sakhai in accordance with their Working Interest percentages calculated as though Terra Nova had successfully completed its Earning Obligations and earned the entire Farm-In Interest.

In the event Terra Nova elects to complete either or both of the first two wells drilled in connection with the initial three well drilling program, Terra Nova shall pay 50% of the completion cost and the Company will pay the other 50% of the completion costs. In the event Terra Nova elects to complete the third well drilled in connection with the initial three well drilling program, or any well drilled in connection with the optional three well drilling program, Terra Nova shall pay 50% of the completion cost, and the Company, ACOR and Sakhai shall pay the other 50% of the completion costs in accordance with their working interest at the effective date of the Agreement.

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

Terra Nova will earn the Farm-In Interest in stages based upon successful completion of specific Earning Obligations. In each instance, the Company, ACOR and Sakhai will each contribute a portion of the working interest earned by Terra Nova. In the event Terra Nova earns the entire Farm-In Interest, the Company, ACOR and Sakhai will transfer to Terra Nova the following working interest percentages in both PEL 112 and PEL 444:

(a)	The Company will contribute an undivided 38.556% working interest in both PEL 112 and PEL 444 (resulting in a residual working interest position of 28.112% in each license);
(b)	ACOR will contribute an undivided 8.222% working interest in both PEL 112 and PEL 444; and
(c)	Sakhai will contribute an undivided 8.222% working interest in both PEL 112 and PEL 444.

The Agreement may be terminated by any party upon the occurrence of an uncured breach of any material term. Terra Nova may terminate the Agreement any time before it has earned the Farm-In Interest upon providing written notice of such termination. In the event Terra Nova terminates the Agreement, it shall not be entitled to any interest in either PEL 112 or PEL 444 unless it has satisfied an Earning Obligation with respect to that license.

On February 27, 2012, the Company terminated its previous farm-in agreement on PEL 112 and PEL 444 with Brandenburg Energy Corp. ("Brandenburg"). Brandenburg’s contract rights were subject to meeting certain milestones including an obligation to pay the Company AUD$7,400,000 (USD$7,822,000) on or before September 20, 2011. Brandenburg was unable to pay this amount.

During January 2012, the Company was granted a variation of license terms on PEL 112 by the Government of South Australia. Under the variation, the minimum work requirements for PEL 112 License Year Three (3) were exchanged for those of PEL 112 License Year Four (4). As a result, the timeframe for acquisition of 100 kilometers of 2D seismic data was moved from January 10, 2012 to January 10, 2013. Likewise, the timeframe for performance of certain geological and geophysical studies was moved from January 10, 2013 to January 10, 2012. The Company believes the scope of work performed during 2011 fulfilled the requirements which were to be satisfied by January 2012.

Local reconnaissance indicates that residual flooding continues to delay access to lands covered by PEL 444. Accordingly, the Company requested an additional extension of time to complete its work program under that license. On June 22, 2012 the Government of South Australia granted a six (6) month extension of license terms for PEL 444. As a result, the timeframe for acquisition of a minimum of 200 kilometer of 2D seismic data was extended from July 11, 2012 to January 11, 2013, and the overall license term for PEL 444 was extended to January 11, 2015.

3.  CONTRACT ADVANCES AND OTHER INCOME

In connection with the Agreement, Terra Nova paid the Company cash fees totaling $350,000, and 666,670 shares of its common stock with a fair market value of $193,334 (see Note 2). All fees paid by Terra Nova were fully earned upon receipt, and were not repayable to Terra Nova under any circumstances. After an offset of $54,719 in excess fees to be refunded to ACOR and Sakhai, the Company recognized other income relating to these fees of $388,615 and $488,615 during the three and six months ended June 30, 2012, respectively.

4.  COMMON STOCK AND STOCK – BASED COMPENSATION

The Company incurs $15,000 in administrative service fees payable to a wholly owned subsidiary of its controlling shareholder on a quarterly basis. During the three and six months ended June 30, 2012, the Company paid administrative fees totaling $15,000 and $30,000, using 50,911 and 123,097 shares of its common stock, at approximate weighted average prices of $0.295 and $0.244 per share, respectively.

On April 2, 2012 the Company granted 1,000,000 shares of its common stock to a consultant whose efforts it judged instrumental in identifying and finalizing the Agreement with Terra Nova. The grant was conditioned upon the execution of the Agreement which occurred on May 11, 2012. The 1,000,000 bonus shares had a fair market value at the date of grant equal to $290,000, or $0.29 per share.

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
	1,800,000

The Company applied the Black-Scholes option pricing model to determine the fair market value of the options granted. In applying the model, the Company used the following parameters: contractual lives of .38 to 2.38 years, historical stock price volatility of 103% to 138%, a risk-free rate of 4.5% and an annual dividend rate of 0%. As a result, the Company determined that the total fair market value of the options granted was $104,874 and the weighted-average grant-date fair value per option granted was $0.06.

On April 3, 2012, the Company also authorized the issuance of 75,000 bonus shares of its common stock pursuant to the 2009 Stock Bonus Plan. The fair market value of these bonus shares is the market price of the shares at the date of grant. The 75,000 bonus shares had an aggregate value of $21,750, or $0.29 per share at that date.

In addition, on April 3, 2012, the Company issued its Chief Executive Officer fractional participation in a 2% net revenue interest in wells drilled by the Company on PEL 112 and PEL 444. The participation units granted represent a 0.017% interest in the Company’s Cooper Basin revenues, after all royalties, exploration expenses, operating costs and capital investments associated with the Cooper Basin have been recovered. In management’s opinion no value can be assigned to these revenue interests, as any valuation is non-estimable.

On February 14, 2012, stock warrants providing for the purchase of 700,003 shares of the Company’s common stock, at a price of $0.25 per share, expired without exercise.

5.  RELATED PARTY TRANSACTION

On April 2, 2012, the Company’s Board of Directors consented to the distribution of 666,670 shares of the common stock of Terra Nova, to its directors, officers and principal advisors. The Terra Nova shares were received by the Company in connection with the Agreement with Terra Nova, and were distributed as compensation for efforts put forth in securing the Terra Nova opportunity. The fair market value of the Terra Nova shares is the market price of the shares at the date they were earned by the Company. The 666,670 shares had an aggregate value of $193,334, or $0.29 per share at that date.

On March 1, 2012, the Company executed a promissory note in the principal amount of $100,000 with one of its consultants who is also a shareholder. The note was non-interest bearing and payable upon demand. The entire principal amount of the note was repaid on March 23, 2012.

6.  SUBSEQUENT EVENTS

Oil and Gas Properties

Fieldwork supporting the acquisition of seismic data on PEL 112 began July 24, 2012. Geokinetics (Australia) Pty. Ltd. undertook the 3D seismic survey on the northern boundary of PEL 112 under the direction of Terra Nova. As of August 14, 2012, seismic line preparation was complete, and 254 of 904 kilometers (28%) of seismic survey operations have been performed.

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

We currently hold working interests of 66.67% in two onshore Petroleum Exploration Licenses (PEL) in Australia. PEL 112 is comprised of 2,196 square kilometers (542,643 gross acres). PEL 444, which resulted from the consolidation of the PEL 108 and PEL 109 licenses, is comprised of 2,358 square kilometers (582,674 gross acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia.

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

Fieldwork supporting the acquisition of seismic data on PEL 112 began July 24, 2012. Geokinetics (Australia) Pty. Ltd. undertook the 3D seismic survey on the northern boundary of PEL 112 under the direction of our farm-in partner Terra Nova Minerals Inc. (“Terra Nova”). As of August 14, 2012, seismic line preparation was complete, and 254 of 904 kilometers (28%) of seismic survey operations have been performed. Seismic acquisition is expected to commence in late August 2012 and will include the acquisition and processing of 127 square kilometers (“sq km”) of 3D data at cost of up to AUD$3.7 million. The survey will identify potential multi-zone drilling targets including the Namur, Hutton and Birkhead shales down to 7,000 feet.

Oil and Gas Farm-Ins

Effective May 11, 2012, we entered into a definitive Oil and Gas Farm-In Agreement (the “Terra Nova Farm-In Agreement”) with Terra Nova and its wholly owned subsidiary Terra Nova Resources Inc., Australian-Canadian Oil Royalties Ltd. (“ACOR”) and Eli Sakhai (“Sakhai”) on PELs 112 and 444 (the “Terra Nova Farm-In”). The Terra Nova Farm-In provides terms under which Terra Nova may earn a 55% undivided working interest in PEL 112 and PEL 444 (the “Farm-In Interest”).

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$14,481,000) including:

●
AUD$4,700,000 (USD$4,968,000) which was placed in escrow during May 2012, for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements, and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license); and

●
AUD$4,500,000 (USD$4,757,000) to be placed in escrow on or before November 1, 2012  to secure Terra Nova’s obligation to sole fund  the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$4,757,000) to be placed in escrow on or before the later of March 1, 2013 or 45 days following completion or abandonment of the third well in the initial well program, for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%).

Terra Nova will act as contract operator with respect to all seismic acquisition and drilling work contemplated by the Terra Nova Farm-In Agreement.

Costs incurred in relation to the seismic earning obligations in excess of AUD $4,700,000, if any, shall be borne by Terra Nova, ACOR, Sakhai and us in accordance with our Working Interest percentages calculated as though Terra Nova had successfully completed its Earning Obligations and earned the entire Farm-In Interest.

In the event Terra Nova elects to complete either or both of the first two wells drilled in connection with the initial three well drilling program, Terra Nova shall pay 50% of the completion cost and we will pay the other 50% of the completion costs. In the event Terra Nova elects to complete the third well drilled in connection with the initial three well drilling program, or any well drilled in connection with the optional three well drilling program, Terra Nova shall pay 50% of the completion cost, and we, ACOR and Sakhai shall pay the other 50% of the completion costs in accordance with our working interest at the effective date of the Terra Nova Farm-In Agreement.

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

Terra Nova will earn the Farm-In Interest in stages based upon successful completion of specific Earning Obligations. In each instance, we, ACOR and Sakhai will each contribute a portion of the working interest earned by Terra Nova. In the event Terra Nova earns the entire Farm-In Interest, we, ACOR and Sakhai will transfer to Terra Nova the following working interest percentages in both PEL 112 and PEL 444:

(a)	We will contribute an undivided 38.556% working interest in both PEL 112 and PEL 444 (resulting in a residual working interest position of 28.112% in each license);
(b)	ACOR will contribute an undivided 8.222% working interest in both PEL 112 and PEL 444; and
(c)	Sakhai will contribute an undivided 8.222% working interest in both PEL 112 and PEL 444.

The Terra Nova Farm-In Agreement may be terminated by any party upon the occurrence of an uncured breach of any material term. Terra Nova may terminate the Agreement any time before it has earned the Farm-In Interest upon providing written notice of such termination. In the event Terra Nova terminates the Agreement, it shall not be entitled to any interest in either PEL 112 or PEL 444 unless it has satisfied an Earning Obligation with respect to that license.

Terra Nova will act as operator with respect to all seismic acquisition and drilling work contemplated by the Terra Nova Farm-In Agreement.

On February 27, 2012, we terminated a previous farm-in agreement on PEL 112 and PEL 444 with Brandenburg Energy Corp. ("Brandenburg"). Brandenburg’s contract rights were subject to meeting certain milestones including an obligation to pay us AUD$7,400,000 (USD$7,822,000) on or before September 20, 2011. Brandenburg was unable to pay this amount.

Onshore Licenses – Cooper Basin

In June 2008, the Australian government extended the lease term and associated work programs for PEL 444 and PEL 112 by five years. Under Australian Law, at the end of each five-year term, one third of the area covered by a petroleum exploration license must be relinquished. During June 2008, we identified and relinquished one-third of the acreage covered by PEL 112 and PEL 444 to the Australian government. We are obligated to pay 4.63% in royalties on our revenues generated by operations on these licenses.

Heavy rains beginning in February 2010 created wide scale flooding in the Cooper Basin. For nearly eighteen months, the inaccessibility of roads and facilities partially curtailed Cooper Basin oil production and resulted in a general contraction of exploration activity. In late 2010, we applied for, and were granted an extension of our license terms on PEL 112 and PEL 444. Local reconnaissance indicates that residual flooding continues to delay access to lands covered by PEL 444. Accordingly, the Company requested an additional extension of time to complete its work program under that license. On June 22, 2012 the Government of South Australia granted an additinal six (6) month extension of license terms for PEL 444. As a result, the timeframe for acquisition of a minimum of 200 kilometer of 2D seismic data was extended from July 11, 2012 to January 11, 2013, and the overall license term for PEL 444 was extended to January 11, 2015.

Effective January 9, 2012, we were also granted a variation of license terms on PEL 112. Under the variation, the minimum work requirements for PEL 112 License Year Three (3) were exchanged for those of PEL 112 License Year Four (4). As a result, the timeframe for acquisition of 100 kilometers of 2D seismic data was moved from January 10, 2012 to January 10, 2013. Likewise, the timeframe for performance of certain geological and geophysical studies was moved from January 10, 2013 to January 10, 2012. We believe the scope of work performed during 2011 fulfilled the requirements which were to be satisfied by January 2012.

To maintain our exploration rights in the Cooper/Eromanga Basin, the Australian Government requires that we fulfill the following minimum work commitments:

License	Description of Minimum Work Obligation	Date of Required Completion
PEL 112	Acquisition of new seismic data: 2D (100km)	January 10, 2013
PEL 112	Drill one well	January 10, 2014
PEL 444	Acquisition of new seismic data: 2D (200km)	January 11, 2013
PEL 444	Geological and geophysical studies	January 11, 2014
PEL 444	Drill one well	January 11, 2015

The farmin agreement through which we hold our working interests in PEL 112 and PEL 444 also obligates us to fulfill the drilling commitment set forth by the Government of South Australia. Based on technical recommendations, we intend to pursue the acquisition of 3-D seismic data on our licenses.

Fieldwork supporting the acquisition of seismic data on PEL 112 began July 24, 2012. Geokinetics (Australia) Pty. Ltd. undertook the 3D seismic survey on the northern boundary of PEL 112 under the direction of Terra Nova. As of August 8, 2012 approximately 553 kilometers (59%) of line preparation, and 193 kilometers (21%) of survey operations are complete. Seismic acquisition is expected to commence in late August 2012 and will include the acquisition and processing of 127 square kilometers (“sq km”) of 3D data at cost of up to AUD$3.7 million. The survey will identify potential multi-zone drilling targets including the Namur, Hutton and Birkhead shales down to 7,000 feet.

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

Results of Operations

Our consulting, management and professional fees, increased by approximately $495,000 (619%) and $479,000 (307%) for the three and six months ended June 30, 2012, respectively, when compared to the same periods during the prior fiscal year. These increases relate almost entirely to stock based payments made to our directors, officers and principal advisors in connection with our successful completion of the Terra Nova Farm-In Agreement. More specifically, on April 2, 2012, our Board of Directors consented to the distribution of 666,670 shares of the common stock of Terra Nova, to our directors, officers and principal advisors. We received the Terra Nova shares in connection with the Terra Nova Farm-In Agreement. These shares were distributed as compensation for efforts put forth in securing the Terra Nova opportunity. The 666,670 shares had an aggregate value of $193,334, or $0.29 per share. On April 2, 2012 we also granted 1,000,000 shares of our common stock to a consultant whose efforts we judged instrumental in identifying and finalizing the Terra Nova Farm-In Agreement. The grant was conditioned upon the execution of that agreement which occurred on May 11, 2012. The 1,000,000 bonus shares had a fair market value at the date of grant equal to $290,000, or $0.29 per share.

The office and travel expenses we incurred during the three and six months ended June 30, 2012 remained relatively unchanged from the prior year.

The Australian dollar decreased from 1.038 to 1.016 US dollars and from 1.02 to 1.016 US dollars during the three and six month periods ended June 30, 2012, respectively. As a result, we recognized foreign exchange gains of $112,890 and $6,934 during the respective periods. Substantially all of our non-cash foreign exchange losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government.

On April 3, 2012, we granted 1,800,000 stock options to our Chief Executive Officer pursuant to the 2009 Non-Qualified Stock Option Plan (See Note 4 to the financial statements which accompany this report for a more detailed discussion). We determined that the total fair market value of the options granted was $104,874. Since the options were entirely vested at the date of grant, we recognized the entire value of the options as stock-based compensation expense during the three and six months ended June 30, 2012. We recognized no expense in connection with the option plan during the three months ended March 31, 2012, since all compensation expense related to the plans had been previously recognized. During the three and six months ended June 30, 2011, we recognized non-cash, stock-based compensation expense of $78,734 and $157,468, respectively in connection with the plan.

In connection with the Terra Nova Farm-In Agreement, Terra Nova paid us cash fees totaling $350,000, and 666,670 shares of its common stock with a fair market value of $193,334. All fees paid by Terra Nova were fully earned upon receipt, and were not repayable to Terra Nova under any circumstances. After an offset of $54,719 in excess fees to be refunded to ACOR and Sakhai, we recognized other income relating to these fees of $388,615 and $488,615 during the three and six months ended June 30, 2012, respectively. We recognized no other income during the three and six months ended June 30, 2011.

On an inception to date basis, we recognized a net loss of approximately $14,095,000. That loss consisted of approximately $9,366,000 in non-cash expense including: stock-based fees and compensation expense of $3,369,000, unrealized foreign exchange loss of $845,000, and a net impairment of oil and gas properties of approximately $5,152,000. In addition, we have incurred $1,671,000 related to the discontinued operations of Endeavor Canada, and approximately $3,462,000 in other net cash expenses, related to exploration stage operations.

Financial Condition, Liquidity and Capital Resources

The execution of the Terra Nova Farm-In Agreement significantly enhances our exploration capacity. On May 11, 2012, Terra Nova closed an equity financing for gross proceeds equal to CAD$10,652,000 (USD$10,663,000). During May 2012, Terra Nova placed AUD$4,700,000 (USD$4,968,000) in escrow for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements, and interpretation of the acquired data for PEL 112 and PEL 444.The financing was pursued in connection with its undertaking of the Terra Nova Farm-In. To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures totaling at least AUD$13,700,000 (USD$14,481,000).

Based upon technical recommendations, we intend to pursue the acquisition of 3-D seismic data on our licenses. The current Cooper Basin exploration plan also calls for the drilling, abandonment or completion, and possible equipping of six wells. Early estimates indicate the costs to perform the work outlined in our Cooper Basin exploration plan would range from $26 million to $29 million. Under the terms of the Terra Nova Farm-In, we estimate that of that amount, Terra Nova would bear $21 to $22.5 million, we would bear $4.0 to 5.0 million and our other working interest partners would bear $1.0 to $1.5 million, of planned exploration costs.

Our operations to date have been financed from the sale of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates. We regularly review the market to identify opportunities for capital formation.

In connection with the Terra Nova Farm-In Agreement, Terra Nova paid us cash fees totaling $350,000. We determined that $54,719 of the cash fees paid by Terra Nova were refundable to ACOR and Sakhai under the terms of a cost sharing agreement with them. Of that amount, we have withheld $37,340 as a recovery of exploration costs payable to it by ACOR and Sakhai.

During fiscal 2011, we received non-refundable contract payments totaling $261,212 in connection with our farm-in agreement with Brandenburg. Of the contract payments received, $221,118 were classified as contract advances, and $40,094, which had been incurred on contract related expenditures during the three months ended June 30, 2011, were recognized as other income. During the six months ended December 31, 2011, contract advances totaling $213,958 were used to offset Brandenburg transaction expenses and the costs associated with work area clearance and the acquisition of seismic data on PEL 112 and PEL 444. We terminated the Brandenburg farm-in agreement on February 27, 2012. As a result, the remaining balance of $7,160 in contract advances was recognized as other income during the six months ended June 30, 2012.

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

Effective October 1, 2010, we executed an administrative services agreement with our controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days notice. During the three and six months ended June 30, 2012, we paid administrative fees totaling $15,000 and $30,000, using 50,911 and 123,097 shares of its common stock, at approximate weighted average prices of $0.295 and $0.244 per share, respectively. Proceeds from this administrative service agreement have been assigned to a wholly owned subsidiary of Holloman Corporation.

Other than the obligations associated with our oil and gas concessions in Australia, we had no material future contractual obligations as of June 30, 2012.

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

We believe our plan of operations may require up to $14 million for exploration costs and administrative expenses over the twelve-month period ending July 31, 2013. We anticipate Terra Nova will bear up to $11.5 million of that amount. We are attempting to raise investment capital to cover our portion of anticipated costs.

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

As of August 14, 2012 we did not have any off balance sheet arrangements.

As of August 14, 2012 we did not have any proven oil or gas reserves and we did not have any revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on the average of first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At June 30, 2012, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of June 30, 2012, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income Taxes

We follow the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of balance sheet items and their corresponding tax basis. In addition, the future benefits of income tax assets, including unused tax losses, are recognized, subject to a valuation allowance, to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are either settled or realized.

Earnings Per Share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of basic EPS for each period since we are in a net loss position.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 2, 2012 we issued 1,000,000 shares of our common stock in payment of services to a consultant whose efforts we judged instrumental in identifying and finalizing the Agreement with Terra Nova. The grant was conditioned upon the execution of the Agreement which occurred on May 11, 2012. The 1,000,000 shares had a fair market value at the date of grant equal to $290,000, or $0.295 per share.

On June 30, 2012, we issued 50,911 shares of our common stock at a weighted average price of approximately $0.29 per share in settlement of $15,000 in fees payable to a wholly-owned subsidiary of our controlling shareholder under the terms of an administrative service agreement.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these shares. There was no general solicitation in connection with the offer or sale of these shares. The purchasers acquired the shares for their own accounts. The certificates representing the shares will bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration.

ITEM 6.   EXHIBITS

Exhibit

Number	Description of Exhibits
10.1	Terra Nova Oil & Gas Farm-In Agreement, PELs 112 and 444 dated May 11, 2012(1)
10.2	Letter Agreement – Transaction Cost Sharing (Terra Nova Farm-Out) dated April 26, 2012(1)
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
____________
(1)	Incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 10-Q filed May 15, 2012.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION

Date: August 14, 2012	By:	/s/ Mark Stevenson
Mark Stevenson, Principal Executive Officer

Date: August 14, 2012	By:	/s/ Robert Wesolek
Robert Wesolek, Principal Financial and Accounting Officer