Form 10-Q
period 2012-09-30
HOLLOMAN ENERGY CORP
filed 2012-11-14
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class of Stock	No. Shares Outstanding	Date
Common	110,242,156	November 14, 2012

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

ASSETS
Cash	$28,137	$11,637
Other receivable	4,865	3,886
Prepaid expenses	13,624	4,739
Current Assets	46,626	20,262

Oil and gas properties, full cost method, unproven	16,629,162	16,634,935
Total Assets	$16,675,788	$16,655,197

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$153,822	$188,301
Contract advances	-	7,160
Current Liabilities	153,822	195,461

Deferred tax liability	4,913,368	4,811,396
Total Liabilities	5,067,190	5,006,857

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
110,242,156 common shares (108,997,599 at December 31, 2011)	110,242	108,998
Additional paid in capital	25,813,579	25,353,199
Accumulated other comprehensive loss	(8,915)	(12,343)
Deficit accumulated during the exploration stage	(14,306,308)	(13,801,514)
Total Stockholders' Equity	11,608,598	11,648,340

Total Liabilities and Stockholders' Equity	$16,675,788	$16,655,197

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Cumulative results from
	May 5, 2006 (Inception)	Three Months Ended September 30,		Nine Months Ended September 30,
	to September 30, 2012	2012	2011	2012	2011

CONTINUING OPERATIONS
Consulting	$1,601,829	$15,000	$-	$390,216	$37,494
Foreign exchange (gain) loss	1,006,127	109,176	(400,984)	102,242	(183,371)
Gain on settlement of debt	(40,026)	-	-	-	-
Management and directors fees	1,336,995	16,875	13,435	254,518	93,458
Stock-based compensation expense	2,511,212	-	39,366	104,874	196,834
Office, travel and general	796,944	32,352	25,190	87,463	78,422
Professional fees	719,561	38,342	37,697	61,256	76,486
Salaries, wages, and benefits	86,666	-	-	-	-
General and Administrative Expenses	(8,019,308)	(211,745)	285,296	(1,000,569)	(299,323)

Oil and gas property impairment	(7,396,207)	-	-	-	-
Deferred income tax recovery	2,244,107	-	-	-	-
Other Income	535,869	-	40,094	495,775	40,094
Income (Loss) from Continuing Operations	(12,635,539)	(211,745)	325,390	(504,794)	(259,229)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(2,454,637)	-	-	-	-
Gain on disposal of Endeavor	783,868	-	-	-	-
Loss from Discontinued Operations	(1,670,769)	-	-	-	-
NET INCOME (LOSS)	$(14,306,308)	$(211,745)	$325,390	$(504,794)	$(259,229)

Foreign currency translation	(8,915)	2,111	4,820	3,428	4,824

COMPREHENSIVE INCOME (LOSS)	$(14,315,223)	$(209,634)	$330,210	$(501,366)	$(254,405)

BASIC AND DILUTED NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE		$(0.00)	$0.00	$(0.00)	$(0.00)

BASIC AND DILUTED NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE		$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		110,196,201	108,847,664	109,629,274	108,446,162

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(A Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results from
	May 5, 2006 (Inception)	Nine Months Ended September 30,
	to September 30, 2012	2012	2011

OPERATING ACTIVITIES
Net loss	$(14,306,308)	$(504,794)	$(259,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Cash used by discontinued operations	1,729,701	-	-
Gain on disposal of Endeavor	(783,868)	-	-
Gain from settlement of indebtedness	(65,026)	-	-
Stock-based compensation and fee payments	3,339,212	416,624	196,834
Unrealized foreign exchange loss (gain)	956,752	105,400	(178,373)
Impairment of oil and gas properties (net of tax recovery)	5,152,100	-	-
Changes in non-cash working capital items
Other receivable	(4,865)	(979)	6,715
Prepaid expenses	(13,624)	(8,885)	(3,248)
Accounts payable and accrued liabilities	437,388	10,521	19,479
Contract advances	131,190	(7,160)	168,216
Cash provided by (used in) operating activities	(3,427,348)	10,727	(49,606)

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	-	-
Oil and gas expenditures	(1,406,985)	(31,567)	(72,215)
Oil and gas expenditures recovered from partners	37,340	37,340	-
Cash acquired on acquisition	12,696	-	-
Deposit on acquisition	(639,487)	-	-
Cash provided by (used in) investing activities	(3,444,175)	5,773	(72,215)

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	-	-
Common stock issued for cash	3,505,001	-	180,000
Loans payable	50,567	-	-
Related party repayments	(100,000)	(100,000)	-
Proceeds from related parties	1,443,831	100,000	-
Cash provided by financing activities	6,899,660	-	180,000

CHANGE IN CASH	28,137	16,500	58,179
CASH, BEGINNING	-	11,637	41,987

CASH, ENDING	$28,137	$28,137	$100,166

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$9,908	$-	$-

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures in oil and gas properties	$-	$-	$62,190

NON-CASH FINANCING ACTIVITIES:
Shares issued for management fees	$231,750	$21,750	$10,000
Shares issued for services	$410,000	$335,000	$45,000
Shares issued on conversion of liabilities	$2,661,879	$-	$20,000
Shares issued for property acquired	$15,903,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.  BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements and footnotes included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$14,308,000) including:

●
AUD$4,700,000 (USD$4,968,000) which was placed in escrow during May 2012, for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements, and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license); and

●
AUD$4,500,000 (USD$4,670,000) to be placed in escrow on or before November 1, 2012  to secure Terra Nova’s obligation to sole fund  the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$4,670,000) to be placed in escrow on or before the later of March 1, 2013 or 45 days following completion or abandonment of the third well in the initial well program, for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%).

Terra Nova will act as contract operator with respect to all seismic acquisition and drilling work contemplated by the Agreement.

Acquisition of 127 square kilometers of a 3-D seismic data on PEL 112 began July 24, 2012 and was completed in late September 2012. Geokinetics (Australia) Pty. Ltd. undertook the 3D seismic survey on the northern boundary of PEL 112 under the direction of Terra Nova.

Costs incurred in relation to the seismic earning obligations in excess of AUD$4,700,000, if any, shall be borne by Terra Nova, the Company, ACOR and Sakhai in accordance with their Working Interest percentages calculated as though Terra Nova had successfully completed its Earning Obligations and earned the entire Farm-In Interest.

In the event Terra Nova elects to complete either or both of the first two wells drilled in connection with the initial three well drilling program, Terra Nova will pay 50% of the completion costs and the Company will pay the other 50% of the completion costs. In the event Terra Nova elects to complete the third well drilled in connection with the initial three well drilling program, or any well drilled in connection with the optional three well drilling program, Terra Nova will pay 50% of the completion costs, and the Company, ACOR and Sakhai shall pay the other 50% of the completion costs in accordance with their working interest at the effective date of the Agreement.

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

3.  CONTRACT ADVANCES AND OTHER INCOME

In connection with the Agreement, Terra Nova paid the Company cash fees totaling $350,000, and 666,670 shares of its common stock with a fair market value of $193,334 (see Note 2). All fees paid by Terra Nova were fully earned upon receipt, and were not repayable to Terra Nova under any circumstances. After an offset of $54,719 in excess fees to be refunded to ACOR and Sakhai, the Company recognized other income relating to these fees of $488,615 during the nine months ended September 30, 2012.

4.  COMMON STOCK AND STOCK – BASED COMPENSATION

The Company incurs $15,000 in administrative service fees payable to a wholly owned subsidiary of its controlling shareholder on a quarterly basis. During the three and nine months ended September 30, 2012, the Company paid administrative fees totaling $15,000 and $45,000, using 46,460 and 169,557 shares of its common stock, at approximate weighted average prices of $0.323 and $0.265 per share, respectively.

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

On February 14, 2012, stock warrants providing for the purchase of 700,003 shares of the Company’s common stock, at a price of $0.25 per share, expired without exercise. On August 15, 2012, stock options granted in connection with the Company’s 2009 Non-Qualified Stock Option Plan providing for the purchase of 3,300,000 shares of the Company’s common stock, at a weighted average price of $0.75 per share, also expired without exercise. At September 30, 2012 the Company had a total of 4,296,412 stock warrants and options outstanding with weighted average exercise prices and lives of $1.03 and 18.63 months, respectively.

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

6.  SUBSEQUENT EVENTS

Oil and Gas Properties

On November 1, 2012, Terra Nova deposited AUD$4,500,000 (USD$4,670,000) in escrow to fund the dry-hole costs of an initial three (3) well drilling program.

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

Acquisition of 127 square kilometers of a 3-D seismic data on PEL 112 began July 24, 2012 and was completed in late September 2012. Geokinetics (Australia) Pty. Ltd. undertook the 3D seismic survey on the northern boundary of PEL 112 under the direction of our farm-in partner Terra Nova Minerals Inc. (“Terra Nova”). The seismic data is currently being interpreted and potential drilling prospects are expected to be identified in late November 2012. It is anticipated that the first well will be drilled on PEL 112, subject to rig availability, in the first calendar quarter of 2013.

On PEL 444, we are working with Terra Nova to design and initiate a 150 square kilometer 3D seismic program which is planned for completion in 2013.

Oil and Gas Farm-Ins

Effective May 11, 2012, we entered into a definitive Oil and Gas Farm-In Agreement (the “Terra Nova Farm-In Agreement”) with Terra Nova and its wholly owned subsidiary Terra Nova Resources Inc., Australian-Canadian Oil Royalties Ltd. (“ACOR”) and Eli Sakhai (“Sakhai”) on PELs 112 and 444. The Terra Nova Farm-In Agreement provides terms under which Terra Nova may earn a 55% undivided working interest in PEL 112 and PEL 444 (the “Farm-In Interest”).

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$14,308,000) including:

●
AUD$4,700,000 (USD$4,968,000) which was placed in escrow during May 2012, for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements, and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license); and

●
AUD$4,500,000 (USD$4,670,000) which was placed in escrow on November 1, 2012  to secure Terra Nova’s obligation to sole fund  the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$4,670,000) to be placed in escrow on or before the later of March 1, 2013 or 45 days following completion or abandonment of the third well in the initial well program, for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%).

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

To maintain our exploration rights in the Cooper/Eromanga Basin, the Australian Government requires that we fulfill the following minimum work commitments:

License	Description of Minimum Work Obligation	Date of Required Completion
PEL 112	Acquisition of new seismic data: 2D (100 kilometers)	January 10, 2013
PEL 112	Drill one well	January 10, 2014
PEL 444	Acquisition of new seismic data: 2D (200 kilometers)	January 11, 2013
PEL 444	Geological and geophysical studies	January 11, 2014
PEL 444	Drill one well	January 11, 2015

The farmin agreement through which we hold our working interests in PEL 112 and PEL 444 also obligates us to fulfill the drilling commitment set forth by the Government of South Australia. Based on technical recommendations, we have pursued the acquisition of 3-D seismic data on our licenses.

Acquisition of 127 square kilometers of a 3-D seismic data on PEL 112 began July 24, 2012 and was completed in late September 2012. Geokinetics (Australia) Pty. Ltd. undertook the 3D seismic survey on the northern boundary of PEL 112 under the direction of Terra Nova. The seismic data is currently being interpreted and potential drilling prospects are expected to be identified in late November 2012. It is anticipated that the first well will be drilled on PEL 112, subject to rig availability, in the first calendar quarter of 2013.

On PEL 444, we are working with Terra Nova to design and initiate a 150 square kilometer 3D seismic program which is planned for completion in 2013.

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

Results of Operations

Our consulting, management and professional fees, increased by approximately $499,000 (240%) for the nine months ended September 30, 2012, when compared to the same period during the prior fiscal year. This increase relates almost entirely to stock based payments made to our directors, officers and principal advisors in connection with our successful completion of the Terra Nova Farm-In Agreement. More specifically, on April 2, 2012, our Board of Directors consented to the distribution of 666,670 shares of the common stock of Terra Nova, to our directors, officers and principal advisors. We received the Terra Nova shares in connection with the Terra Nova Farm-In Agreement. These shares were distributed as compensation for efforts put forth in securing the Terra Nova opportunity. The 666,670 shares had an aggregate value of $193,334, or $0.29 per share. On April 2, 2012 we also granted 1,000,000 shares of our common stock to a consultant whose efforts we judged instrumental in identifying and finalizing the Terra Nova Farm-In Agreement. The grant was conditioned upon the execution of that agreement which occurred on May 11, 2012. The 1,000,000 bonus shares had a fair market value at the date of grant equal to $290,000, or $0.29 per share.

The office and travel expenses we incurred during the three and nine months ended September 30, 2012 remained relatively unchanged from the prior year.

The Australian dollar increased from 1.023 to 1.038 US dollars and from 1.02 to 1.038 US dollars during the three and nine month periods ended September 30, 2012, respectively. As a result, we recognized foreign exchange losses of $109,176 and $102,242 during the respective periods. Substantially all of our non-cash foreign exchange losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government.

On April 3, 2012, we granted 1,800,000 stock options to our Chief Executive Officer pursuant to the 2009 Non-Qualified Stock Option Plan (See Note 4 to the financial statements which accompany this report for a more detailed discussion). We determined that the total fair market value of the options granted was $104,874. Since the options were entirely vested at the date of grant, we recognized the entire value of the options as stock-based compensation expense during the nine months ended September 30, 2012. We recognized no expense in connection with the option plan during the three months ended September 30, 2012, since all compensation expense related to the plans had been previously recognized. During the three and nine months ended September 30, 2011, we recognized non-cash, stock-based compensation expense of $39.366 and $196,834, respectively, related to the plan.

In connection with the Terra Nova Farm-In Agreement, Terra Nova paid us cash fees totaling $350,000, and 666,670 shares of its common stock with a fair market value of $193,334. All fees paid by Terra Nova were fully earned upon receipt, and were not repayable to Terra Nova under any circumstances. After an offset of $54,719 in excess fees to be refunded to ACOR and Sakhai, we recognized other income relating to these fees of $488,615 during the nine months ended September 30, 2012. We recognized no other income during the three months ended September 30, 2012.  During the three and nine months ended September 30, 2011, we recognized $40,094 in other income in connection with our previous farm-in agreement with Brandenburg.

On an inception to date basis, we have recognized a net loss of approximately $14,306,000. In largest part, that loss consisted of non-cash expense including: stock-based fees and compensation expense of $3,339,000, unrealized foreign exchange loss of $957,000, and a net impairment of oil and gas properties of approximately $5,152,000. In addition, we have incurred $1,671,000 related to the discontinued operations of Endeavor Canada, and approximately $3,187,000 in other net losses, related to exploration stage operations.

Financial Condition, Liquidity and Capital Resources

The execution of the Terra Nova Farm-In Agreement significantly enhances our exploration capacity. On May 11, 2012, Terra Nova closed an equity financing for gross proceeds equal to CAD$10,652,000 (USD$10,663,000). During May 2012, Terra Nova placed AUD$4,700,000 (USD$4,968,000) in escrow for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition, processing and interpretation requirements. On November 1, 2012, Terra Nova deposited AUD$4,500,000 (USD$4,670,000) in escrow to sole fund the dry-hole costs of an initial three (3) well drilling program.

Based upon technical recommendations, we have pursued the acquisition of 3-D seismic data on our licenses. The current Cooper Basin exploration plan also calls for the drilling, abandonment or completion, and possible equipping of six wells. Early estimates indicate the costs to perform the work outlined in our Cooper Basin exploration plan would range from $26 million to $29 million. Of this amount, approximately $3.7 million has already been expended. Under the terms of the Terra Nova Farm-In Agreement, we estimate that Terra Nova will bear $21 to $22.5 million, we would bear $4.0 to $5.0 million and our other working interest partners would bear $1.0 to $1.5 million, of planned exploration costs.

Our operations to date have been financed from the sale of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates. We regularly review the market to identify opportunities for capital formation.

In connection with the Terra Nova Farm-In Agreement, Terra Nova paid us cash fees totaling $350,000. We determined that $54,719 of the cash fees paid by Terra Nova were refundable to ACOR and Sakhai under the terms of a cost sharing agreement with them. Of that amount, we have withheld $37,340 as a recovery of exploration costs payable to us by ACOR and Sakhai.

During fiscal 2011, we received non-refundable contract payments totaling $261,212 in connection with our farm-in agreement with Brandenburg. Of the contract payments received, $221,118 were classified as contract advances, and $40,094, which had been incurred on contract related expenditures during the three months ended June 30, 2011, were recognized as other income. During the six months ended December 31, 2011, contract advances totaling $213,958 were used to offset Brandenburg transaction expenses and the costs associated with work area clearance and the acquisition of seismic data on PEL 112 and PEL 444. We terminated the Brandenburg farm-in agreement on February 27, 2012. As a result, the remaining balance of $7,160 in contract advances was recognized as other income during the nine months ended September 30, 2012.

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

Effective October 1, 2010, we executed an administrative services agreement with our controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days notice. During the three and nine months ended September 30, 2012, we paid administrative fees totaling $15,000 and $45,000, using 46,460 and 169,557 shares of our common stock, at approximate weighted average prices of $0.323 and $0.265 per share, respectively. Proceeds from this administrative service agreement have been assigned to a wholly owned subsidiary of Holloman Corporation.

Other than the obligations associated with our oil and gas concessions in Australia, we had no material future contractual obligations as of September 30, 2012.

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

We believe our plan of operations may require up to $11 million for exploration costs and administrative expenses over the twelve-month period ending October 31, 2013. We anticipate Terra Nova will bear up to $7.7 million and that we may bear up to $2.7 million of that amount. We are attempting to raise investment capital to cover our portion of anticipated costs.

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

As of November 14, 2012 we did not have any off balance sheet arrangements.

As of November 14, 2012 we did not have any proven oil or gas reserves and we did not have any revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on the average of first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At September 30, 2012, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of September 30, 2012, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 30, 2012, we issued 46,460 shares of our common stock at a weighted average price of approximately $0.323 per share in settlement of $15,000 in fees payable to a wholly-owned subsidiary of our controlling shareholder under the terms of an administrative service agreement.

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

ITEM 6.   EXHIBITS

Exhibit

Number	Description of Exhibits
10.1	Terra Nova Oil & Gas Farm-In Agreement, PELs 112 and 444 dated May 11, 2012(1)
10.2	Letter Agreement – Transaction Cost Sharing (Terra Nova Farm-Out) dated April 26, 2012(1)
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

101. INS	XBRL Instance Document

101. SCH	XBRL Schema Document

101. CAL	XBRL Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Label Linkbase Document

101. PRE	XBRL Presentation Linkbase Document
____________
(1)	Incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s Form 10-Q filed May 15, 2012.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION

Date: November 14, 2012	By:	/s/ Mark Stevenson
Mark Stevenson, Principal Executive Officer

Date: November 14, 2012	By:	/s/ Robert Wesolek
Robert Wesolek, Principal Financial and Accounting Officer