Form 10-K
period 2012-12-31
HOLLOMAN ENERGY CORP
filed 2013-04-01
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-K
_____________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2012 was approximately $15,481,000.

As of March 30, 2013 the Company had 110,276,978 outstanding shares of common stock.

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

Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to:

●	the success or failure of our joint venture partners with respect to their contract obligations to us;
●	the impact of weather related delays and flooding on our exploration plans;
●	the impact of economic recessions and changes in consumer and business consumption habits, including fluctuations in the price of oil and gas;
●	our ability to finance our business plan;
●	our ability to deal effectively with competition and manage our growth;
●	the success or commercial viability of our exploration and drilling plans;
●	our ability to effectively judge acquisition opportunities and integrate acquired assets.

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

All of our exploration and development efforts are concentrated in Australia. We hold working interests in petroleum exploration licenses covering 4,554 square kilometers (1.125 million gross acres) located on the western flank of Australia’s Cooper Basin.

Effective May 11, 2012, we entered into a definitive Oil and Gas Farm-In Agreement with Terra Nova Energy Ltd., and its wholly owned subsidiary Terra Nova Resources Inc. (“Terra Nova”), which provides Terra Nova the right to earn up to a 55% undivided working interest in our Australian licenses in exchange for undertaking certain exploration obligations (the “Terra Nova Farm-In Agreement”).

We are an exploration stage company and did not participate in drilling any wells during the three years ended December 31, 2012.

As of March 30, 2013 we did not have any proven oil or gas reserves and we did not have any revenue.

Our Australian assets

In May 2007 we acquired a 62.5% working interest in an offshore Australian oil and gas exploration permit known as Victoria Permit 60 (“Vic P60”). We paid $639,487 in cash plus a 4.00% overriding royalty participation for this interest.

On November 21, 2007 we acquired Holloman Petroleum Pty. Ltd. (“Holloman Petroleum”) for 18,600,000 shares of our common stock. Holloman Petroleum’s assets consisted of working interests, varying between 37.5% and 100%, in seven oil and gas permits awarded by the Australian Government. These permits, one of which included the remaining 37.5% working interest in Vic P60, covered 8,087 square kilometers (1,998,348 acres) of land in the Cooper/Eromanga Basin and 2,589 square kilometers (639,755 acres) offshore in the Gippsland Basin and the Barrow Sub-Basin. We have subsequently relinquished the Vic P60 and Barrow Sub-Basin permits and consolidated two of our onshore licenses.

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

The Department of Primary Industries and Resources of South Australia reports that the Cooper Basin has sourced over 4 billion barrels of oil and 5 trillion cubic feet of recoverable gas. It has in excess of 120,000 kilometers of 2-D seismic data and more than 1,800 wells in more than 65 oil and 20 gas fields. From January 2002 to February 2009, 129 exploration wells and 45 appraisal/development wells have been drilled by the new explorers in the Cooper Basin. Most have targeted oil; however both oil and gas have been discovered. The new entrants found new pools in 63 of these wells (49% technical success rate) and 55 were cased and suspended as future producers (43% commercial success rate). Our management believes that Australia provides a stable regulatory, tax and business environment in the oil and gas sector.

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

Heavy rains beginning in February 2010 created wide scale flooding in the Cooper Basin. For nearly eighteen months, the inaccessibility of roads and facilities partially curtailed Cooper Basin oil production and resulted in a general contraction of exploration activity. We have applied for, and have been granted multiple license extensions on PEL 112 and PEL 444 from the Government of South Australia. Effective January 9, 2012, we were also granted a variation of license terms on PEL 112. Under the variation, the minimum work requirements for PEL 112 License Year Three (3) were exchanged for those of PEL 112 License Year Four (4). As a result, the timeframe for acquisition of 100 kilometers of 2D seismic data on that license was moved from January 10, 2012 to January 10, 2013. That seismic obligation was fulfilled in late September 2012.

During December 2012, we also applied for a suspension and extension of license terms on PEL 444. On January 3, 2013, we were granted a six-month extension such that the timeframe for acquisition of 200 kilometers of 2D seismic data on PEL 444 was moved from January 10, 2013 to July 11, 2013, and the overall license term for PEL 444 was extended to July 11, 2015.

To maintain our exploration rights in the Cooper/Eromanga Basin, the Australian Government requires that we fulfill the following minimum work commitments:

License	Description of Minimum Work Obligation	Date of Required Completion
PEL 112	Drill one well	January 10, 2014
PEL 444	Acquisition of new seismic data: 2D (200km)	July 11, 2013
PEL 444	Geological and geophysical studies	July 11, 2014
PEL 444	Drill one well	July 11, 2015

The farm-in agreement through which we hold our working interests in PEL 112 and PEL 444 also obligates us to fulfill the drilling commitment set forth in the licenses. Under Australian law, we are entitled to apply for one additional 5-year term on each of PEL 112 and PEL 444. We intend to make application for the additional 5-year term on PEL 112 during 2013.

Our oil and gas farm-in agreements and exploration activity

Cooper Basin farm-in agreements

Effective May 11, 2012, we entered the Terra Nova Farm-In Agreement with Terra Nova, Australian-Canadian Oil Royalties Ltd. (“ACOR”) and Eli Sakhai (“Sakhai”) on PELs 112 and 444. The Terra Nova Farm-In Agreement provides terms under which Terra Nova may earn a 55% undivided working interest in PEL 112 and PEL 444 (the “Farm-In Interest”).

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$14,308,000) including:

●
AUD$4,700,000 (USD$4,968,000) which was placed in escrow during May 2012, for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements, and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license); and

●
AUD$4,500,000 (USD$4,670,000) which was placed in escrow on November 1, 2012 to secure Terra Nova’s obligation to sole fund the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$4,670,000) to be placed in escrow on or before 45 days following completion or abandonment of the third well in the initial well program, for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%).

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

During February 2013, Terra Nova delivered copies of the data acquired in connection with its acquisition of 127 square kilometers of a 3-D seismic data on PEL 112 under the terms of the Terra Nova Farm-In Agreement. Terra Nova also delivered its interpretation of that data which identified four drilling prospects on the acreage surveyed. As a result, Terra Nova has effectively completed its Earning Obligation with respect to PEL 112 seismic acquisition, and has earned an undivided 20% working interest in that license. We, ACOR and Sakhai will each contribute a portion of the working interest earned by Terra Nova as follows:

(a)	We will contribute an undivided 13.3334% working interest in PEL 112 resulting in a residual working interest position of 53.333% in that license;
(b)	ACOR will contribute an undivided 3.3333% working interest in PEL 112; and
(c)	Sakhai will contribute an undivided 3.3333% working interest in PEL 112.

We are currently processing the documents required to facilitate the transfer of the working interest earned by Terra Nova.

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

On February 27, 2012, we terminated a previous farm-in agreement on PEL 112 and PEL 444 with Brandenburg Energy Corp. ("Brandenburg"). Brandenburg’s contract rights were subject to meeting certain milestones including an obligation to pay us AUD$7,400,000 (USD$7,822,000) on or before September 20, 2011. Brandenburg was unable to pay this amount. On February 27, 2012, we terminated our agreement with Brandenburg.

Cooper Basin exploration activity

Our initial Cooper Basin exploration plan includes the acquisition of 3D seismic data on PEL 112 and PEL 444, and the drilling, completion and equipping of six (6) wells shared across both licenses. Early estimates indicate the costs to perform this work could range from $26 million to $27 million.

Acquisition of 127 square kilometers of 3-D seismic data on PEL 112 began July 24, 2012, and was completed in late September 2012. This seismic survey fulfilled our minimum work requirement for PEL 112 License Year Four which ended January 10, 2013. Geokinetics (Australia) Pty. Ltd. undertook the 3D seismic survey which focused on the northern most portion of PEL 112 and covered approximately 6% of its available acreage.

Four drill site targets were identified as a result of the interpretation of the PEL 112 seismic data. We believe the drilling targets are similar geologically to producing structures observed in existing oil pools (including the Butlers, Perlubie and Parsons fields) located to the north of PEL 112 on the Cooper Basin’s western-flank. Seismic interpretation indicates that all targets display 4-way structural closures.

During January 2013, Terra Nova committed to drill 3 wells (with an option of two additional wells), using Hunt Energy & Minerals Co. – Australia Pty. Ltd. (“Hunt”). It is anticipated that well locations will be spread between the PEL 112 and PEL 444 licenses. Hunt is a drilling contractor with over 25 years of experience in the Cooper-Eromanga Basin. Terra Nova has deposited AUD$200,000 (USD$208,500) with Hunt to initiate rig assembly.

Work Area Clearance (“WAC”) on one or more PEL 112 access roads and drill site locations is scheduled to begin in mid-April, 2013. WAC is the process by which anthropologists and representatives of Australia’s Native Title Holders review proposed exploration sites to insure planned activity does not harm the cultural integrity of the land to be explored. The timing of WAC responds to recent weather conditions and is expected to generate cost savings as mobilization and demobilization may be shared with neighboring operators. We anticipate permitting, road construction and drill site preparation will begin immediately upon completion of WAC fieldwork and reporting.

We estimate that the first well will be drilled on PEL 112, subject to approvals and final rig availability, late in the second calendar quarter of 2013.

We are also working with Terra Nova to design an 80 square kilometer 3D seismic survey on PEL 444 for execution sometime in or around mid-2013. WAC on PEL 444 is scheduled to begin in April, 2013 as well.

During 2011 and 2010, we completed WAC on PEL 112 and undertook processing of more than 666 km (414 miles) of 2D seismic data. This reprocessing covered a significant portion of PEL 112 and PEL 444. Our 2D seismic reprocessing was performed by Dayboro Geophysical Pty Ltd (“Dayboro”) under the supervision of Isis Petroleum Consultants Pty Ltd (“Isis”). Both Dayboro and Isis are independent engineers with lengthy geological and geophysical work experience in the Cooper Basin. The processing sequence targeted lines which complimented our technical assessment of likely drilling prospects and future seismic acquisition.

We have also completed a broad range of technical studies relating to PEL 112 and PEL 444. In largest part, the studies were performed by Isis and included; a) a review of Cooper Basin exploration acreage (including an analysis of the chronostratigraphy, an assessment of neighboring exploration results, an analysis of petroleum systems and a probabilistic volumetric assessment of leads), b) oil migration studies, c) adjacent oil pools studies, and d) economic feasibility studies. In the opinion of management, these studies have increased the value of both licenses.

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

Our offices are located at 333 North Sam Houston Parkway East, Suite 410, Houston, Texas 77060. Our offices are provided under the terms of an administrative services agreement with Holloman Corporation, the parent company of our controlling shareholder.

ITEM 1.A.	RISK FACTORS.

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

IN ADDITION TO THE RISK FACTORS SET FORTH ABOVE, WE ARE SUBJECT TO NUMEROUS OTHER RISKS SPECIFIC TO OUR PARTICULAR BUSINESS AS WELL AS GENERAL BUSINESS RISK. INVESTORS ARE URGED TO CONSIDER ALL OF THE RISKS INHERENT IN OUR SECURITIES PRIOR TO PURCHASING OR MAKING AN INVESTMENT DECISION.

ITEM 2.	PROPERTIES.

See Item 1 of this report.

ITEM 3.	LEGAL PROCEEDINGS.

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTCQB under the symbol “HENC.” The following chart shows the high and low bid prices as quoted by the OTC Bulletin Board or OTCQB Markets for each quarter for the fiscal years ended December 31, 2012 and 2011. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low
4th Quarter 2012	$0.50	$0.21
3rd Quarter 2012	$0.35	$0.18
2nd Quarter 2012	$0.44	$0.11
1st Quarter 2012	$0.43	$0.11
4th Quarter 2011	$0.24	$0.09
3rd Quarter 2011	$0.33	$0.18
2nd Quarter 2011	$0.50	$0.19
1st Quarter 2011	$0.29	$0.10

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

As of March 30, 2013 we had 46 record holders of our common stock.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. We plan to retain earnings to finance the expansion of our operations.

On December 31, 2012, we issued 34,822 shares of our common stock, at an average price of $0.431 per share, in connection with the conversion of $15,000 in administrative service fees payable to a wholly owned subsidiary of our controlling shareholder, Holloman Corporation. The certificates representing the shares will bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares and did not pay any underwriting discounts or sales commissions.

During the year ended December 31, 2012 we did not purchase any shares of our common stock from third parties in a private transaction or the open market. During the year ended December 31, 2012 none of our officers or directors, nor any of our principal shareholders, purchased any shares of our common stock on our behalf from third parties in a private transaction or as a result of purchases in the open market.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our consulting, management, and directors fees increased by approximately $528,000 (357%) from $148,146 in 2011 to $676,609 in 2012. This increase relates almost entirely to stock based payments made to our directors, officers and principal advisors in connection with our successful completion of the Terra Nova Farm-In Agreement. More specifically, on April 2, 2012, our Board of Directors consented to the distribution of 666,670 shares of the common stock of Terra Nova, to our directors, officers and principal advisors. These shares were distributed as compensation for efforts put forth in securing the Terra Nova Farm-In Agreement. The 666,670 shares had an aggregate value of $193,334, or $0.29 per share. On April 2, 2012 we also granted 1,000,000 shares of our common stock to a consultant whose efforts we judged instrumental in identifying and finalizing the Terra Nova Farm-In Agreement. The grant was conditioned upon the execution of that agreement which occurred on May 11, 2012. The 1,000,000 bonus shares had a fair market value at the date of grant equal to $290,000, or $0.29 per share. In addition, our Chief Executive officer was granted 75,000 shares of our common stock (fair value $21,750), under the terms of our 2009 Stock Bonus Plan during April 2012.

Our professional, office and travel related expenses remained relatively unchanged between 2012 and 2011.

The Australian dollar increased from 1.020 to 1.037 US dollars and from 1.018 to 1.020 US dollars during the years ended December 31, 2012 and 2011, respectively. As a result, we recognized foreign exchange losses of $98,491 and $6,807 during the respective periods. Substantially all of our non-cash foreign exchange losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government.

On April 3, 2012, we granted 1,800,000 stock options to our Chief Executive Officer pursuant to the 2009 Non-Qualified Stock Option Plan (See Note 9 to the financial statements which accompany this report for a more detailed discussion). We determined that the total fair market value of the options granted was $104,874. Since the options were entirely vested at the date of grant, we recognized the entire value of the options as stock-based compensation expense during the year ended December 31, 2012. During the year ended December 31, 2011, we recognized non-cash, stock-based compensation expense $196,835 related to the plan.

In connection with the Terra Nova Farm-In Agreement, Terra Nova paid us cash fees totaling $350,000, and 666,670 shares of its common stock with a fair market value of $193,334. All fees paid by Terra Nova were fully earned upon receipt, and were not repayable to Terra Nova under any circumstances. After an offset of $54,719 in excess fees to be refunded to ACOR and Sakhai, we recognized other income relating to these fees of $488,615 during the year ended December 31, 2012. During the year ended December 31, 2011, we recognized $40,094 in other income in connection with our previous farm-in agreement with Brandenburg.

On an inception to date basis, we have recognized a net loss of approximately $14,405,000. In largest part, that loss consisted of non-cash expense including: stock-based fees and compensation expense of $3,339,000, unrealized foreign exchange loss of $953,000, and a net impairment of oil and gas properties of approximately $5,152,000. In addition, we have incurred $1,671,000 related to the discontinued operations of a former subsidiary, and approximately $3,290,000 in other net losses, related to exploration stage operations.

Financial Condition, Liquidity and Capital Resources

The execution of the Terra Nova Farm-In Agreement significantly enhanced our exploration capacity. On May 11, 2012, Terra Nova closed an equity financing for gross proceeds equal to CAD$10,652,000 (USD$10,663,000). During May 2012, Terra Nova placed AUD$4,700,000 (USD$4,968,000) in escrow for use in the completion of a seismic acquisition, processing and interpretation requirements. On November 1, 2012, Terra Nova deposited AUD$4,500,000 (USD$4,670,000) in escrow to sole fund the dry-hole costs of an initial three (3) well drilling program.

Our initial Cooper Basin exploration plan includes the acquisition of 3D seismic data on PEL 112 and PEL 444, and the drilling, completion and equipping of six (6) wells distributed across both licenses. Early estimates indicate the costs to perform this work could range from $26 million to $27 million. Of this amount, approximately AUD$4.3 (USD$4.5) million has already been expended by Terra Nova. Under the terms of the Terra Nova Farm-In Agreement, we estimate that Terra Nova will bear $21 to $21.5 million, we would bear $3.5 to $3.8 million and our other working interest partners would bear $1.5 to $1.7 million, of planned exploration costs.

Our operations to date have been financed from contract fees and advances, sales of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates. We regularly review the market to identify opportunities for capital formation.

In connection with the Terra Nova Farm-In Agreement, Terra Nova paid us cash fees totaling $350,000. We determined that $54,719 of the cash fees paid by Terra Nova were refundable to ACOR and Sakhai under the terms of a cost sharing agreement with them. Of that amount, we have withheld $37,340 as a recovery of exploration costs payable to us by ACOR and Sakhai.

During fiscal 2011, we received non-refundable contract payments totaling $261,212 in connection with our farm-in agreement with Brandenburg. Of the contract payments received, $221,118 were classified as contract advances, and $40,094, which had been incurred on contract related expenditures during the three months ended June 30, 2011, were recognized as other income. During the six months ended December 31, 2011, contract advances totaling $213,958 were used to offset Brandenburg transaction expenses and the costs associated with work area clearance and the acquisition of seismic data on PEL 112 and PEL 444. We terminated the Brandenburg farm-in agreement on February 27, 2012. As a result, the remaining balance of $7,160 in contract advances was recognized as other income during the year ended December 31, 2012.

On December 24, 2012 we borrowed $1,000,000 from LPD Investments Ltd., (“Lender”). The Loan bears interest at 4.5% per annum and provides for a penalty rate of interest of 10% per year on any unpaid principal which is not paid when due. The Loan is payable upon demand of the Lender at any time, and may be prepaid by us without notice or penalty. The Lender is an unrelated party. Holloman Corporation, has guaranteed our obligations under the Loan. Other than this Loan, and the obligations associated with our oil and gas concessions in Australia, we had no material future contractual obligations as of December 31, 2012.

On March 1, 2012, we borrowed $100,000 from a consultant who is also a shareholder. This loan was non-interest bearing and payable upon demand. The entire amount of the loan was repaid on March 23, 2012.

During March 2011, we sold 1,400,002 shares of common stock in a private placement of investment units. Proceeds from the private placement totaled $210,000. Of that amount, $180,000 was paid in cash and $30,000 was a conversion of liabilities.

Effective October 1, 2010, we executed an administrative services agreement with Holloman Corporation. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-day notice. During 2012, we recorded $60,000 (2011 – $60,000) of office expense and issued 204,379 (2011– 290,332) shares of our common stock as a result of this agreement.

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

We believe our plan of operations may require up to $10.8 million for exploration costs and administrative expenses over the twelve-month period ending March 31, 2014. We anticipate that our working interest partners will bear will bear up to $8.1 million and that we may bear up to $2.7 million of that amount. We are attempting to raise investment capital to cover our portion of anticipated costs.

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

As of March 30, 2013 we did not have any off balance sheet arrangements.

As of March 30, 2013 we did not have any proven oil or gas reserves and we did not have any oil and gas revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", (based on the average of 12 month, first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At December 31, 2012, all of our oil and gas interests were classified as unproven properties and were not being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Fair Value Measurements

Our valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of these techniques requires significant judgment and is primarily dependent upon the characteristics of the asset or liability, the principal (or most advantageous) market in which participants would transact for the asset or liability and the quality and availability of inputs. Inputs to valuation techniques are classified as either observable or unobservable within the following hierarchy:

●	Level 1 — quoted prices in active markets for identical assets or liabilities.

●
Level 2 — inputs other than quoted prices that are observable for an asset or liability. These include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

●	Level 3 — unobservable inputs that reflect our own expectations about the assumptions that market participants would use in measuring the fair value of an asset or liability.

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash and cash equivalents totaled $1,009,882 and $11,637 at December 31, 2012 and 2011, respectively. We are exposed to a concentration of credit risk with respect to our cash deposits. We place cash deposits with highly rated financial institutions in the United States and Australia. At times, cash balances held in financial institutions may be in excess of insured limits. We believe the financial institutions are financially strong and the risk of loss is minimal. We have not experienced any losses with respect to the related risks and do not believe our exposure to such risks is more than normal.

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, other receivables, accounts payable, accrued liabilities and demand notes payable approximates their carrying value due to their short-term nature.

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

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary (which is relatively inactive) are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of December 31, 2012, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Other Comprehensive Income (Loss)

We report and display comprehensive loss and its components in our consolidated financial statements. For the years ended December 31, 2012 and 2011, the only components of comprehensive loss were foreign currency translation adjustments.

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

Earnings per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of basic EPS for each period since we have generated losses during the periods covered by this report, and have no dilutive stock options or warrants.

See Note 2 to our consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, management concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and our receipts and expenditures are being made only in accordance with authorizations of management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, management concluded that during the period covered by this report our internal control over financial reporting was effective as of December 31, 2012.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Mark Stevenson	58	Chairman of the Board of Directors, President, Chief Executive Officer, and Secretary
Eric Prim	54	Chief Operating Officer, and Director
Robert Wesolek	56	Chief Financial Officer, Chief Accounting Officer and Treasurer
J. Douglas Brown	60	Director
Keith Macdonald	56	Director

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

Mark Stevenson, Chairman of the Board of Directors, President, Chief Executive Officer, and Secretary

Mark Stevenson was appointed as our President and Chief Executive Officer on July 1, 2009. Mr. Stevenson became a member of our Board of Directors on September 20, 2007 and was elected Chairman of that Board on January 4, 2008. Mr. Stevenson has been the President and Chief Executive Officer of Holloman Corporation (Houston, TX) since July 1998. Holloman Corporation is one of the largest employee owned engineering and construction companies in the United States. Prior to his appointment as President, Mr. Stevenson was employed by Holloman Corporation as Executive Vice President (1997-1998), Vice President - Pipeline Division (1979-1997) chief estimator (1977-1979) and field construction engineer (1976-1977). He joined Holloman Corporation in 1976, after receiving his B.S. in Construction Engineering from Texas Tech University in Lubbock. Mr. Stevenson has also served as a director of Terra Nova Energy Ltd., (TSVX) since August 2012.

Eric Prim, Chief Operating Officer, and Director

Eric Prim joined our Board of Directors on September 20, 2007. On July 22, 2009, Mr. Prim was also appointed as our Chief Operating Officer. Mr. Prim is the President of Pilot Energy Solutions, and has been the Senior Vice President of Holloman Corporation since 1997. He has served as a director of EFL Overseas, Inc. (OTCQB) since March 2011. Prior to his association with Holloman, Mr. Prim held senior technical management positions with Hunt Energy (1982-1987) and Rexene Corporation (1987-1997). Mr. Prim holds a B.S. in Chemical Engineering from The University of Texas (1982) and an M.B.A. from Amber University (1987). Mr. Prim is a registered Professional Engineer in Texas and holds eight issued or pending U.S. Patents, all pertaining to energy technology.

Robert Wesolek CPA, Chief Financial Officer, Chief Accounting Officer and Treasurer

Robert Wesolek was appointed as our Chief Financial Officer on August 4, 2009. He has served as a director of EFL Overseas, Inc (OTCQB) since June 2011. Mr. Wesolek has been an executive consultant since 2006 providing financial, regulatory and system design services to emerging corporations. From March 2004 through December 2006, he was a director of House of Brussels Chocolates Inc. and from March 2004 through September 2005 was that company’s Chief Financial Officer. Prior to 2005, Mr. Wesolek served as President and Chief Executive Officer of The Navigates Corporation (1998-2004), Chief Financial Officer for Sharp Technology Inc. (1998-2001), President of the Desktop Software Division of Citadel Security Software (1996-1998), and Chief Operating Officer of Kent Marsh Ltd., Inc. (1988-1996). During the period from 1980 to 1988, Mr. Wesolek was a Senior Practice Manager in the Audit Division of Arthur Andersen LLP.

J. Douglas Brown, Director

J. Douglas Brown joined our Board of Directors on March 19, 2007 and is Chairman of our Audit Committee. Mr. Brown graduated with a law degree (LLB), from Edinburgh University in 1973. He began his banking career as a financial analyst with J P Morgan in London and New York and worked as an investment banker from 1982 to 1987 with Banque Indosuez. From 1988 through 1997, Mr. Brown was a Vice President with Citigroup’s London and Geneva offices providing investment banking services to the Middle East. Since 1997, Mr. Brown has been active in the hedge fund business. He is on the board of two funds, LIM Multi Strategy Fund and Eastern Capital Fund and jointly manages a privately-owned hedge fund distribution business. He is also involved with corporate finance transactions both as an investor and adviser.

Keith MacDonald, Director

Keith Macdonald, CA joined our Board on August 4, 2009. He has also served as President, Chief Executive Officer and Secretary of EFL Overseas Inc. since March 10, 2011. Mr. Macdonald has been President of Bamako Investment Management Ltd., a private holding and financial advisory company since 1994. He is currently Chairman and director of Drakkar Energy Ltd., a private in situ oil sands company. In addition, Mr. Macdonald currently serves on the board of Bellatrix Exploration Ltd. (TSX), Rocky Mountain Dealerships Inc. (TSX), Madalena Ventures Inc. (TSVX), Surge Energy Inc. (TSVX), Mountainview Energy Ltd. (TSVX), WCSB Oil & Gas Royalty Income Funds and Orange Directional Services Inc. Most recently, he was a director of Profound Energy Inc. (TSX), Cordy Oilfield Services Inc. (TSVX), Stratabound Minerals Inc. (TSVX) and Breaker Energy Ltd (TSX) , and was previously a director of several public and private oil and gas companies. Mr. Macdonald was founder, President and Director of New Cache Petroleums from 1987 until it’s amalgamation in 1994 and thereafter Chief Financial Officer and Director until its sale in 1999. He is a past Chairman and director of the Small Explorers and Producers of Canada.

We believe our directors benefit us as a result of their expertise in the following areas:

Name	Area of Expertise
Mark Stevenson	Oil and gas
Eric Prim	Oil and gas
J. Douglas Brown	Oil and gas, and corporate finance
Keith MacDonald	Oil and gas

On November 21, 2007, we acquired Holloman Petroleum Pty. Ltd. for 18,600,000 shares of our common stock. As a condition of this acquisition, Mark Stevenson, President and CEO of Holloman Corporation, and Eric Prim, Vice President of Holloman Corporation, were appointed to our Board of Directors.

J. Douglas Brown and Keith Macdonald are independent directors, as that term is defined in Section 803 of the listing standards of the NYSE MKT. Mr. Brown and Mr. Macdonald comprise our Audit Committee. Mr. Macdonald is our Audit Committee financial expert as that term is defined in Item 407 of Regulation S-K of the Securities and Exchange Commission. Mr. Macdonald is qualified to act in that capacity by virtue of his extensive experience as a Chartered Accountant and senior financial officer in enterprises similar, or more mature than ours. In those capacities, both Mr. Macdonald has been responsible for the review and analysis of financial statements including the application and assessment of accounting principles, and the implementation and assessment of internal controls.

We do not have a separate nominating committee. Our entire Board of Directors act as our nominating committee.

On March 26, 2007, our Board of Directors adopted a code of ethics that applies to our principal executive and financial officers. A copy of our Code of Ethics was included as Exhibit 14.1 to our Form 10-KSB for our year ended December 31, 2006 and is also available in the “Investors” section of our website at www.hollomanenergy.com.

Compensation Committee Interlocks and Insider Participation

We do not have a separate compensation committee. Our Board of Directors acts as our compensation committee. During the year ended December 31, 2012, all of our directors participated in deliberations concerning executive officer compensation.

During the year ended December 31, 2012, our Chief Operating Officer, Eric Prim, Chief Financial Officer, Robert Wesolek, and Director, Keith Macdonald were directors with the authority to approve compensation decisions for EFL Overseas, Inc., an OTCQB natural resources exploration company. Mr. Macdonald and Mr. Wesolek are executive officers of that company.

Except for the foregoing, during the year ended December 31, 2012 none of our officers served as a compensation committee member or director of another entity whose officer(s) also served as one of our directors.

Compliance with Section 16A of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the Securities and Exchange Commission various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the Securities and Exchange Commission by such reporting persons, with the exception of Holloman Value Holdings LLC (our controlling shareholder) which filed one Form 4 covering four transactions after its due date. These transactions related primarily to the conversion of administrative service fees to shares of our common stock.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table shows the compensation accrued or paid to our Chief Executive Officer and those executive officers that earned more than $100,000 in 2012 and 2011:

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($) (3)	($)

Mark Stevenson (1)	2011	––	––	––	––	––	––
Chief Executive Officer	2012	––	––	21,750	104,874	27,619	154,243

Robert Wesolek (2)	2011	151,509	––	––	––	––	151,509
Chief Financial and Accounting Officer	2012	111,525	––	––	––	27,619	139,144

(1)
Mr. Stevenson was granted 75,000 shares of stock (fair value $21,750) and stock options providing for the purchase of 1,800,000 shares of stock (fair value $104,874) under our 2009 Stock Bonus and Options Plans (see details below) as compensation for his services as an officer and director.

(2)
During March 2011, Mr. Wesolek converted accrued fees in the amount of $10,000 into 66,667 shares of our common stock and 33,333 stock purchase warrants with an exercise price of $0.25 (expired without exercise February 14, 2012) in a private placement of investment units at a market price of $0.15 per unit. Mr. Wesolek is compensated in the form of fees for services rendered in the normal course of operations. The amount of the fees was established and approved by our Board of Directors. As of December 31, 2012, $57,206 in fees to Mr. Wesolek were unpaid.

(3)
On April 2, 2012, our Board of Directors consented to the distribution of 666,670 shares of the common stock of Terra Nova to our directors, officers and principal advisors. We received the Terra Nova shares in connection with the Agreement with Terra Nova, and they were distributed as compensation for efforts put forth in securing that opportunity. The fair market value of the Terra Nova shares is the market price of the shares at the date they were earned by us. Mr. Stevenson and Mr. Wesolek each received 95,239 shares of Terra Nova stock with a value of $27,619, or $0.29 per share.

In August 15, 2009, we issued our officers and directors fractional participation in a 2% net revenue interest in wells drilled by us on lands in the Cooper Basin. Additional participation was granted to one officer during April, 2012. These participation units represent a 0.62% interest in our Cooper Basin revenues, after all royalties, exploration expenses, operating costs and capital investments associated with the Cooper Basin have been recovered. In our opinion no value can be assigned to these revenue interests, as any valuation cannot be estimated.

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

The following tables show, during the fiscal year ended December 31, 2012, the options granted to, and the options exercised and held by, the persons named below.  All options were granted pursuant to our Non-Qualified Stock Option Plan.

	Options Granted
Name	Grant Date	Options Granted	Exercise Price Per Share	Expiration Date

Mark Stevenson	April 3, 2012	450,000	$0.70	August 15, 2012
Mark Stevenson	April 3, 2012	450,000	$0.80	August 15, 2012
Mark Stevenson	April 3, 2012	450,000	$1.00	August 15, 2014
Mark Stevenson	April 3, 2012	450,000	$1.20	August 15, 2014

Options Exercised
Name	Shares Acquired On Exercise (1)	Value Realized (2)
Mark Stevenson	-	-
Eric Prim	-	-
Robert Wesolek	-	-
J. Douglas Brown	-	-
Keith MacDonald	-	-
_____________________
(1)	The number of shares received upon exercise of options during the fiscal year ended December 31, 2012.
(2)
With respect to options exercised during the fiscal year ended December 31, 2012, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

The following table shows the options held by our officers and directors as of December 31, 2012. The options in the table were all granted pursuant to our Non-Qualified Stock Option Plan.

Outstanding Equity Awards at December 31, 2012

	Number of securities underlying unexercised options
	(#)	(#)
Name	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date

Eric Prim
Stock Option C	300,000	––	$1.00	August 15, 2014
Stock Option D	300,000	––	$1.20	August 15, 2014
Robert Wesolek
Stock Option C	150,000	––	$1.00	August 15, 2014
Stock Option D	150,000	––	$1.20	August 15, 2014
J.Douglas Brown
Stock Option C	300,000	––	$1.00	August 15, 2014
Stock Option D	300,000	––	$1.20	August 15, 2014
Keith Macdonald
Stock Option C	300,000	––	$1.00	August 15, 2014
Stock Option D	300,000	––	$1.20	August 15, 2014
Mark Stevenson
Stock Option C	450,000	––	$1.00	August 15, 2014
Stock Option D	450,000	––	$1.20	August 15, 2014
_________________

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan as of December 31, 2012. Our Non-Qualified Stock Option Plan has not been approved by our shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)(1)

Non-Qualified Stock Option Plan	3,300,000	$1.10	3,925,000
Total	3,300,000	$1.10	3,925,000
———————
(1)	The number of securities remaining available for future issuance includes 25,000 shares of our common stock available for issuance under the terms of the Stock Bonus plan.

On April 3, 2012 we issued 75,000 shares of our common stock to Mark Stevenson, our Chief Executive Officer, pursuant to our Stock Bonus Plan.

At December 31, 2012, 3,900,000 options and 25,000 shares of our common stock, respectively, remain available for distribution under our Option Plan and Stock Bonus Plan.

We have never offered any annuity, pension or retirement benefits for our officers, directors or employees.

Director’s Compensation

Our Directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. In addition, during the year ended December 31, 2012, we granted stock-based compensation to certain of our Directors as follows:

	Fees earned or paid in cash	Stock Awards	Option Awards(1)	All Other Compensation	Total
Name	($)	($)	($)	($) (1)	($)
Eric Prim	––	––	––	27,619	27,619
Keith Macdonald	––	––	––	27,619	27,619
J. Douglas Brown				27,619	27,619
———————
(1)
On April 2, 2012, our Board of Directors consented to the distribution of 666,670 shares of the common stock of Terra Nova to our directors, officers and principal advisors. We received the Terra Nova shares in connection with the Agreement with Terra Nova, and they were distributed as compensation for efforts put forth in securing that opportunity. The fair market value of the Terra Nova shares is the market price of the shares at the date they were earned by us. Mr. Prim, Mr. Macdonald and Mr. Brown each received 95,239 shares of Terra Nova stock with a value of $27,619, or $0.29 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows as of March 30, 2013, the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Officers and Directors and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

Name and address of beneficial owner	Number of Shares (1)		Percentage of Common Stock
Mark Stevenson	49,744,813	(2&3)	43.74%
Chairman of the Board, Chief Executive Officer,
President and Secretary
333 North Sam Houston Parkway East
Suite 600
Houston, TX 77060

Eric Prim	49,480,073	(4)	44.63%
Chief Operating Officer and Director
4514 Siandra Creek Court
Houston, Texas 77386

Robert Wesolek	3,212,500		2.91%
Chief Financial Officer, Chief Accounting Officer and Treasurer
3 Farther Point
Houston, TX 77024

J. Douglas Brown	4,365,098		3.94%
Director
16E Les Roseyres, Gron1882
Vaud, Switzerland

Keith Macdonald	1,104,167	(5)	1.00%
Director
203 Heritage Place
Calgary, AB, Canada T3Z 3P3

Holloman Value Holdings, LLC	48,013,247		43.54%
333 North Sam Houston Parkway East
Suite 600
Houston, Texas 77060

All Officers and Directors as a group (five persons)	59,893,404		52.87%
——————
(1)	Includes shares which may be acquired on the exercise of options or warrants listed below, all of which were exercisable as of March 30, 2013.

	Shares Issuable Upon
Name	Exercise of Warrants	Exercise Price	Expiration Date
Mark Stevenson	450,000	$1.00	08/15/2014
Mark Stevenson	450,000	$1.20	08/15/2014
Eric Prim	300,000	$1.00	08/15/2014
Eric Prim	300,000	$1.20	08/15/2014
Robert Wesolek	150,000	$1.00	08/15/2014
Robert Wesolek	150,000	$1.20	08/15/2014
J. Douglas Brown	300,000	$1.00	08/15/2014
J. Douglas Brown	300,000	$1.20	08/15/2014
Keith Macdonald	300,000	$1.00	08/15/2014
Keith Macdonald	300,000	$1.20	08/15/2014
———————
(2)
Includes 429,745 shares held directly and 401,821 shares held indirectly by entities (excluding Holloman Value Holdings, LLC – Note 3) controlled by Mr. Stevenson, and shares issuable upon the exercise of warrants (Note 1).

(3)
Mark Stevenson is the President of Holloman Corporation. Holloman Corporation controls Holloman Value Holdings, LLC. Accordingly, Mr. Stevenson’s holdings include 48,013,247 shares owned of record by Holloman Value holdings, LLC.

(4)	Eric Prim is a Director of Holloman Value Holdings. Accordingly, Mr. Prim’s holdings include 48,013,247 shares owned of record by Holloman Value Holdings, LLC.
(5)	All shares are held indirectly by an entity controlled by Mr. Macdonald, and shares issuable upon the exercise of warrants

Securities authorized for issuance under equity compensation plans are detailed in Item 11 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In November 2007 we acquired Holloman Petroleum for 18,600,000 shares of our common stock. Prior to the acquisition, Holloman Petroleum was a majority owned subsidiary of Holloman Oil & Gas Pty Ltd., which is a wholly-owned subsidiary of Holloman Corporation (see Item 1).

As detailed in our financial statements and Items 1 and 7 of this report, from time to time, we have non-interest bearing notes and advances from certain of our Directors, shareholders and affiliates; and a series of transactions with Holloman Corporation, Holloman Value Holdings, LLC, and Holloman Oil & Gas Pty Ltd. Holloman Corporation, controls Holloman Value Holdings, LLC and Holloman Oil & Gas Pty Ltd.

Holloman Corporation, through its wholly-owned subsidiary Holloman Value Holdings, LLC is our parent corporation. As of March 30, 2013 Holloman Value Holdings, LLC owned 48,013,247 shares (44%) of our outstanding common stock. Mark Stevenson, our Chairman and Chief Executive Officer, and Eric Prim, our Director and Chief Operating Officer, are both senior executives with Holloman Corporation.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Weaver and Tidwell, L.L.P. (“Weaver”) for the audit of our annual financial statements for 2012 and 2011, and the aggregate fees paid or accrued for audit-related services and all other services rendered by Weaver for those years.

	2012	2011
Audit-related fees	67,500	64,745
Tax fees	––	7,500
Total	$67,500	$72,245

The category of “Audit-related fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC. “Tax fees” include fees incurred in the review and preparation of our annual income tax filings.

The Audit Committee of our Board of Directors pre-approves the scope and estimated costs of all services rendered by our Principal Accountants. We concluded that the services provided by Weaver were compatible with the maintenance of each firms’ independence in the conduct of its auditing functions.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.1	Share Exchange Agreement between Endeavor Energy Corporation, First Endeavor Holdings Inc. and Endeavor Canada Corporation(2)
10.2	Agreement between Endeavor Energy Corporation and Holloman Petroleum Pty. Ltd. for the purchase of assets and exchange of shares(3)
10.3	Option Agreement between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.4	Notice of Option Exercise relating to the Option Agreement between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.5	Farm Out Commitment Agreement between Holloman Energy Corporation and Holloman Oil & Gas, Ltd.(4)
10.6	Brandenburg Oil & Gas Farm-In Agreement, Petroleum Exploration Licenses 112 and 444 dated July 29, 2011(6)
10.7	Terra Nova Oil & Gas Farm-In Agreement, PELs 112 and 444, and Letter Agreement – Transaction Cost Sharing (7)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(5)
21.1	As of December 31, 2012 our subsidiaries were:
First Endeavor Holdings Inc. (100% Owned) Alberta corporation
Holloman Petroleum Pty. Ltd. (100% Owned) Australian corporation
Endeavor Exploration Pty. Ltd. (100% Owned) Australian corporation
All subsidiaries conduct business under their own names
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

101. INS	XBRL Instance Document
101. SCH	XBRL Schema Document
101. CAL	XBRL Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Label Linkbase Document
101. PRE	XBRL Presentation Linkbase Document
———————
(1)	Previously filed with our Form SB-2 on January 23, 2006 and incorporated by reference.
(2)	Previously filed with our Form 8-K on August 9, 2007 and incorporated by reference.
(3)	Previously filed with our Form 8-K on November 29, 2007 and incorporated by reference.
(4)	Previously filed with our Form 10-KSB on April 15, 2008 and incorporated by reference.
(5)	Previously filed with our Form 10-KSB/A on April 26, 2007 and incorporated by reference.
(6)	Previously filed with our Form 8-K on August 4, 2011 and incorporated by reference.
(7)	Previously filed with our Form 10-Q on May 15, 2012 and incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Holloman Energy Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Holloman Energy Corporation and Subsidiaries (an Exploration Stage Company) (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period then ended, and for the period from inception (May 5, 2006) to December 31, 2012. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Holloman Energy Corporation and Subsidiaries (an Exploration Stage Company) as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the two year period then ended, and for the period from inception (May 5, 2006) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated operating revenues, incurred losses since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver and Tidwell, L.L.P.
WEAVER AND TIDWELL, L.L.P.

Houston, Texas
April 1, 2013

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

ASSETS
Cash	$1,009,882	$11,637
Other receivable	1,468	3,886
Prepaid expenses	6,657	4,739
Current Assets	1,018,007	20,262

Oil and gas properties, full cost method, unproven	16,629,162	16,634,935
Total Assets	$17,647,169	$16,655,197

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$212,769	$188,301
Note payable	1,000,000	-
Contract advances	-	7,160
Current Liabilities	1,212,769	195,461

Deferred tax liability	4,909,617	4,811,396
Total Liabilities	6,122,386	5,006,857

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
110,276,978 common shares (108,997,599 at December 31, 2011)	110,277	108,998
Additional paid in capital	25,828,544	25,353,199
Accumulated other comprehensive loss	(8,898)	(12,343)
Deficit accumulated during the exploration stage	(14,405,140)	(13,801,514)
Total Stockholders' Equity	11,524,783	11,648,340

Total Liabilities and Stockholders' Equity	$17,647,169	$16,655,197

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative results from May 5, 2006 (Inception) to	Years Ended December 31,
	December 31, 2012	2012	2011

CONTINUING OPERATIONS
Consulting	$1,616,829	$405,216	$37,494
Foreign exchange loss	1,002,376	98,491	6,807
Gain on settlement of debt	(40,026)	-	-
Management and directors fees	1,353,870	271,393	110,652
Stock-based compensation expense	2,511,212	104,874	196,835
Office, travel and general	824,549	115,068	103,469
Professional fees	759,269	100,964	107,438
Salaries, wages, and benefits	86,666	-	-
Bad debt expense	3,395	3,395	-
General and Administrative Expenses	(8,118,140)	(1,099,401)	(562,695)

Oil and gas property impairment	(7,396,207)	-	-
Deferred income tax recovery	2,244,107	-	-
Other Income	535,869	495,775	40,094
Loss from Continuing Operations	(12,734,371)	(603,626)	(522,601)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(2,454,637)	-	-
Gain on disposal of Endeavor	783,868	-	-
Loss from Discontinued Operations	(1,670,769)	-	-

NET LOSS	$(14,405,140)	$(603,626)	$(522,601)

Foreign currency translation	(8,898)	3,445	(3,684)

COMPREHENSIVE LOSS	$(14,414,038)	$(600,181)	$(526,285)

BASIC AND DILUTED NET LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE		$(0.01)	$(0.00)

BASIC AND DILUTED NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		109,784,955	108,574,629

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From May 5, 2006 (Inception) to December 31, 2012

							Deficit
						Accumulated	Accumulated
	Common Shares		Preferred Shares		Additional	Other	During	Total
	Number		Number		Paid In	Comprehensive	Exploration	Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Income/(Loss)	Stage	Equity

Issuance of common shares to
to founder, May 2006	100	$1	-	$-	$-	$-	$-	$1
Comprehensive income (loss)
Net loss for the 8 months ended December
31, 2006	-	-	-	-	-	-	(1,462,407)	(1,462,407)
Foreign currency translation	-	-	-	-	-	13,987	-	13,987
Total Comprehensive loss								(1,448,420)
Balance, December 31, 2006	100	1	-	-	-	13,987	(1,462,407)	(1,448,419)
Issued by the Company on acquisition of
ECC in August 2007	-	-	9,000	9	-	-	-	9
Issued by FEH on acquisition of ECC in
August, 2007	-	-	9,000,000	9,000	(9,000)	-	-	-
Adjustment to give effect to acquisition of
ECC in August, 2007	61,466,203	61,466	-	-	329,766	-	-	391,232
Shares of ECC acquired by legal parent	(100)	(1)	-	-	-	-	-	(1)
Issued at $1.50 per share in August 2007
on conversion of ECC debentures	1,093,155	1,093	-	-	1,638,640	-	-	1,639,733
Issued for cash at $1.00 per share	60,000	60	-	-	59,940	-	-	60,000
Issued for property at $0.86 per share	18,600,000	18,600	-	-	15,884,400	-	-	15,903,000
Comprehensive loss
Net loss	-	-	-	-	-	-	(1,507,745)	(1,507,745)
Foreign currency translation	-	-	-	-	-	(44,857)	-	(44,857)
Total Comprehensive loss								(1,552,602)
Balance, December 31, 2007	81,219,358	$81,219	9,009,000	$9,009	$17,903,746	$(30,870)	$(2,970,152)	$14,992,952
Write Off Accumulated Comprehensive
Income from ECC operations to
Extraordinary Gain	-	-	-	-	-	31,265	(70)	31,195
Preferred shares cancelled by the Company
on divestiture of ECC February 2008	-	-	(6,500)	(6)	-	-	-	(6)
Prefrerred shares cancelled by FEH on
divestiture of ECC February 2008	-	-	(6,500,000)	(6,500)	-	-	-	(6,500)
Conversion of preferred shares to common
stock	2,502,500	2,503	(2,502,500)	(2,503)	-	-	-	-
Investment Units issued for cash at $0.30 per
unit	2,766,668	2,767	-	-	744,233	-	-	747,000
Investment Units issued for cash at $0.255
per unit	6,664,706	6,664	-	-	1,618,335	-	-	1,624,999
Management fees converted to common
stock	2,005,833	2,006	-	-	197,987	-	-	199,993
Comprehensive income
Net income	-	-	-	-	-	-	808,322	808,322
Foreign currency translation	-	-	-	-	-	1,219	-	1,219
Total Comprehensive income								809,541
Balance, December 31, 2008	95,159,065	95,159	-	-	20,464,301	1,614	(2,161,900)	18,399,174
Conversion of indebtedness to commmon stock	9,385,935	9,386	-	-	929,207	-	-	938,593
Issued for services	700,000	700	-	-	315,550	-	-	316,250
Investment units issued for cash at $0.48 per
unit	1,860,416	1,860	-	-	891,140	-	-	893,000
Conversion of indebtedness to investment
units	132,404	133	-	-	63,421	-	-	63,554
Stock-based compensation granted	-	-	-	-	1,143,379	-	-	1,143,379
Comprehensive loss
Net loss	-	-	-	-	-	-	(8,650,016)	(8,650,016)
Foreign currency translation	-	-	-	-	-	(4,540)	-	(4,540)
Total Comprehensive loss								(8,654,556)
Balance, December 31, 2009	107,237,820	107,238	-	-	23,806,998	(2,926)	(10,811,916)	13,099,394
Issued for services	69,445	69	-	-	14,931	-	-	15,000
Stock-based compensation granted	-	-	-	-	1,066,126	-	-	1,066,126
Comprehensive loss
Net loss	-	-	-	-	-	-	(2,466,997)	(2,466,997)
Foreign currency translation	-	-	-	-	-	(5,733)	-	(5,733)
Total Comprehensive loss								(2,472,730)
Balance, December 31, 2010	107,307,265	107,307	-	-	24,888,055	(8,659)	(13,278,913)	11,707,790
Investment units issued for cash at $0.15 per
unit	1,200,001	1,200	-	-	178,800	-	-	180,000
Investment units issued for services	133,334	134	-	-	19,866	-	-	20,000
Conversion of indebtness to investment units	66,667	67	-	-	9,933	-	-	10,000
Issued for services	290,332	290	-	-	59,710	-	-	60,000
Stock-based compensation granted	-	-	-	-	196,835	-	-	196,835
Comprehensive loss
Net loss	-	-	-	-	-	-	(522,601)	(522,601)
Foreign currency translation	-	-	-	-	-	(3,684)	-	(3,684)
Total Comprehensive loss								(526,285)
Balance, December 31, 2011	108,997,599	108,998	-	-	25,353,199	(12,343)	(13,801,514)	11,648,340
Stock-based compensation granted	75,000	75	-	-	126,549	-	-	126,624
Issued for services	1,204,379	1,204	-	-	348,796	-	-	350,000
Comprehensive loss
Net loss	-	-	-	-	-	-	(603,626)	(603,626)
Foreign currency translation	-	-	-	-	-	3,445	-	3,445
Total Comprehensive loss								(600,181)
Balance, December 31, 2012	110,276,978	$110,277	-	$-	$25,828,544	$(8,898)	$(14,405,140)	$11,524,783

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(A Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative results from
	May 5, 2006 (Inception)	Years Ended December 31,
	to December 31, 2012	2012	2011

OPERATING ACTIVITIES
Net loss	$(14,405,140)	$(603,626)	$(522,601)
Adjustments to reconcile net loss to net cash
used in operating activities:
Cash used by discontinued operations	1,729,701	-	-
Gain on disposal of Endeavor	(783,868)	-	-
Gain from settlement of indebtedness	(65,026)	-	-
Stock-based compensation and fee payments	3,339,212	416,624	196,835
Unrealized foreign exchange loss	953,018	101,666	3,519
Impairment of oil and gas properties (net of tax recovery)	5,152,100	-	-
Changes in non-cash working capital items
Other receivable	(1,468)	2,418	5,776
Prepaid expenses	(6,657)	(1,918)	8,165
Accounts payable and accrued liabilities	511,335	84,468	65,963
Contract advances	131,190	(7,160)	138,350
Cash used in operating activities	(3,445,603)	(7,528)	(103,993)

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	-	-
Oil and gas expenditures	(1,406,985)	(31,567)	(106,357)
Oil and gas expenditures recovered from partners	37,340	37,340	-
Cash acquired on acquisition	12,696	-	-
Deposit on acquisition	(639,487)	-	-
Deposits	-	-	-
Cash provided by (used in) investing activities	(3,444,175)	5,773	(106,357)

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	-	-
Common stock issued for cash	3,505,001	-	180,000
Proceeds from note payable	1,050,567	1,000,000	-
Related party repayments	(100,000)	(100,000)	-
Proceeds from related parties	1,443,831	100,000	-
Cash provided by financing activities	7,899,660	1,000,000	180,000

CHANGE IN CASH	1,009,882	998,245	(30,350)
CASH, BEGINNING	-	11,637	41,987

CASH, ENDING	$1,009,882	$1,009,882	$11,637

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$11,098	$1,190	$-

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures in oil and gas properties	$-	$-	$28,977

NON-CASH FINANCING ACTIVITIES:
Shares issued for management fees	$231,750	$21,750	$10,000
Shares issued for services	$425,000	$350,000	$60,000
Shares issued on conversion of liabilities	$2,661,879	$-	$20,000
Shares issued for property acquired	$15,903,000	$-	$-

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

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage. It has not generated operating revenues, and has accumulated losses of $14,405,140 since inception. The Company has funded its operations through the issuance of capital stock, joint venturing of its work program obligations with third parties who have paid a significant portion of required program costs, and debt. Management plans to raise additional funds through: third-party equity or debt financings, continued joint venturing of its work program obligations, and reliance upon the continued support of its controlling shareholder. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon: the continued participation of its joint venture partners and the support of its controlling shareholder, its ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generating profitable operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with US GAAP, and are expressed in United States dollars. The Company has not produced revenues from its principal business and is an exploration stage company as defined by “Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities.” These statements include the accounts of the Company and its wholly owned subsidiaries First Endeavor Holdings, Inc. (“FEH”) and Holloman Petroleum Pty. Ltd. (“Holloman Petroleum”). All intercompany transactions and balances have been eliminated.

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

Foreign Currency Translation

The Company and its Australian subsidiaries’ functional and reporting currency is the United States dollar. The functional currency of the Company’s Canadian subsidiary (which is currently inactive) is the Canadian dollar. Foreign currency financial statements of the Company’s Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of the Company’s Australian subsidiaries use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions of the Company’s subsidiaries are primarily undertaken in Australian and Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Costs of unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized. At December 31, 2012 and 2011, the Company assessed that there was no impairment of unproved properties.

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on 12-month average of first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At December 31, 2012, all of the Company’s oil and gas interests were classified as unproven properties and were not being amortized.

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

Other Comprehensive Income (Loss)

The Company reports and displays comprehensive income and loss and its components in the consolidated financial statements. For the years ended December 31, 2012 and 2011, the only components of comprehensive loss were foreign currency translation adjustments.

Earnings Per Share

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of Basic EPS for each period since the Company has generated net losses during the periods reported.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its consolidated financial position, results of operations or cash flows.

3. FAIR VALUE MEASUREMENTS

The Company estimates the fair values of financial and non-financial assets and liabilities under ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASC Topic 820 provides a framework for consistent measurement of fair value for those assets and liabilities already measured at fair value under other accounting pronouncements. Certain specific fair value measurements, such as those related to share-based compensation, are not included in the scope of ASC Topic 820. Primarily, ASC Topic 820 is applicable to assets and liabilities related to financial instruments, to some long-term investments and liabilities, to initial valuations of assets and liabilities acquired in a business combination, and to long-lived assets written down to fair value when they are impaired. It does not apply to oil and natural gas properties accounted for under the full cost method, which are subject to impairment based on SEC rules. ASC Topic 820 applies to assets and liabilities carried at fair value on the consolidated balance sheet, as well as to supplemental fair value information about financial instruments not carried at fair value.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of these techniques requires significant judgment and is primarily dependent upon the characteristics of the asset or liability, the principal (or most advantageous) market in which participants would transact for the asset or liability and the quality and availability of inputs. Inputs to valuation techniques are classified as either observable or unobservable within the following hierarchy:

●	Level 1 — quoted prices in active markets for identical assets or liabilities.

●
Level 2 — inputs other than quoted prices that are observable for an asset or liability. These include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

●	Level 3 — unobservable inputs that reflect the Company’s own expectations about the assumptions that market participants would use in measuring the fair value of an asset or liability.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Acquired oil and gas properties are reported at fair value on a nonrecurring basis in the Company’s balance sheet. See Note 2, Oil and Gas Properties for further discussion of the methods and assumptions used to estimate fair values.

Cash, Cash Equivalents and the Fair Value of Financial Instruments

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash and cash equivalents totaled $1,009,882 and $11,637 at December 31, 2012 and 2011, respectively. The Company is exposed to a concentration of credit risk with respect to its cash deposits. The Company places cash deposits with highly rated financial institutions in the United States and Australia. At times, cash balances held in financial institutions may be in excess of insured limits. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risks is more than normal.

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, other receivables, accounts payable, accrued liabilities and demand notes payable approximates their carrying value due to their short-term nature.

Long-Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

4. DIVESTITURE OF ENDEAVOR AND DISCONTINUED OPERATIONS

Effective August 3, 2007, the Company entered into a share exchange agreement to acquire 100% of the issued and outstanding shares of Endeavor Canada Corporation (“Endeavor”), an Alberta Canada corporation involved in oil and gas development. The Company’s acquisition of Endeavor was accounted for as a re-capitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of Endeavor. Under re-capitalization accounting Endeavor was treated as the Company’s accounting parent (legal subsidiary) and the Company was treated as the accounting subsidiary (legal parent). Accordingly, the consolidated results of operations of the Company include those of Endeavor from its inception on May 5, 2006 and those of the Company from the closing date of the re-capitalization on August 3, 2007. Endeavor, the acquired entity, was regarded as the predecessor and continuing entity as of August 3, 2007.

The Company acquired Endeavor for 9,000 shares of the Company’s Series A Preferred stock and 9,000,000 preferred shares of First Endeavor Holdings (“FEH”), a wholly-owned subsidiary of the Company. Each Series A Preferred share was convertible into one share of the Company’s common stock and was entitled to 1,000 votes on any matter submitted to the Company’s shareholders for approval. The 9,000,000 preferred shares of FEH were, at the option of the holder of the shares, convertible into 9,000,000 shares of the Company’s common stock.

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

5. OIL AND GAS PROPERTIES

General

All of the Company’s oil and gas properties are located in Australia and are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion. The Company’s venture partner completed acquisition of seismic data on certain of the Company’s property during the year ended December 31, 2012. The Company anticipates depletion of its properties will begin during 2013. The costs incurred in oil and gas property acquisition and exploration activities are summarized as follows:

Australian Exploration Properties - Unproven
Balance, December 31, 2006	$––
Acquisition costs	15,903,000
Impact of deferred tax liability	6,177,000
Exploration costs	290,925
Balance, December 31, 2007	22,370,925
Exploration Costs	710,204
Balance, December 31, 2008	23,081,129
Write down – Barrow	(2,908,010)
Write down – Vic P60	(2,212,197)
Write down – Deferred tax gross-ups	(1,636,508)
Exploration Costs	131,806
Balance, December 31, 2009	16,456,220
Exploration Costs	174,571
Balance, December 31, 2010	16,630,791
Exploration Costs	4,144
Balance, December 31, 2011	16,634,935
Exploration Costs - Recovered	(5,773)
Balance, December 31, 2012	$16,629,162

Offshore – The Gippsland and Barrow Basins

In May 2007, the Company entered into an agreement to acquire a 62.5% working interest in an Australian oil and gas exploration permit (“Vic P60”) covering 340,000 acres, more or less, in the Gippsland Basin in Australia. On November 21, 2007, the Company purchased seven Australian oil and gas interests. This purchase was facilitated by the acquisition of Holloman Petroleum, a privately held Australian-based company, for 18,600,000 shares of the Company's common stock with a fair market value of $15,903,000. The purchase included a 66.67% working interest in three licenses located in the Cooper Basin in the State of South Australia, the remaining 37.5% working interest in Vic P60 and a 100% working interest in three permits in the Barrow Sub-Basin in the State of Western Australia. During 2009, the Company relinquished its Barrow Sub-Basin and Vic P60 permits, and recognized a net loss on the impairment of oil and gas assets of $5,759,694. This loss included the write-off of a $639,487 deposit paid in connection with the acquisition of Vic P60. The carrying value of oil and gas properties was also reduced by $1,636,508 in deferred tax gross-ups relating to the relinquished permits.

Onshore – The Cooper Basin

At December 31, 2012 Company held working interests of 66.67% in two onshore Petroleum Exploration Licenses (PELs) in Australia. PEL 112 is comprised of 2,196 square kilometers (542,643 gross acres). PEL 444, which resulted from the consolidation of the PEL 108 and PEL 109 licenses, is comprised of 2,358 square kilometers (582,674 gross acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. The Company’s oil and gas properties are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion.

Effective May 11, 2012, the Company entered into a definitive Oil and Gas Farm-In Agreement with Terra Nova Energy and its wholly owned subsidiary Terra Nova Resources Inc. (“Terra Nova”), Australian-Canadian Oil Royalties Ltd. (“ACOR”) and Eli Sakhai (“Sakhai”) on PEL 112 and PEL 444 (the “Agreement”). The Agreement provides terms under which Terra Nova may earn up to a 55% undivided working interest in PEL 112 and PEL 444 (the “Farm-In Interest”).

In connection with the Agreement, Terra Nova paid the Company non-refundable cash fees totaling $350,000, and 666,670 shares of its common stock with a fair market value of $193,334. The shares are measured at fair market value on a non-recurring basis using quoted market prices, and are categorized as a Level 1 fair value measurement under ASC Topic 820. The Company agreed to provide ACOR and Sakhai a full accounting of its use of the cash fees, and to share with ACOR and Sakhai, any excess of the cash fees over the transaction costs it incurred in connection with the Agreement. As a result of its analysis, the Company identified a total of $54,719 in excess fees to be refunded to ACOR and Sakhai. Of that amount, the Company has withheld $37,340 as a recovery of exploration costs payable to it by ACOR and Sakhai.

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$14,308,000) including:

●
AUD$4,700,000 (USD$4,968,000) which was placed in escrow during May 2012 for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements, and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license); and

●
AUD$4,500,000 (USD$4,670,000) which was placed in escrow on November 1, 2012 to secure Terra Nova’s obligation to sole fund the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$4,670,000) to be placed in escrow on or before 45 days following completion or abandonment of the third well in the initial well program, for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%).

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

Acquisition of 127 square kilometers of a 3-D seismic data on PEL 112 began July 24, 2012 and was completed in late September 2012 which fulfilled the Company’s minimum work requirements for PEL 112 License Year Four. Geokinetics (Australia) Pty. Ltd. undertook the 3D seismic survey on the northern boundary of PEL 112 under the direction of Terra Nova. Four drill site targets were identified as a result of the interpretation of the seismic data acquired.

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

In the event any well drilled in connection with either the initial or optional drilling programs is commercially viable, and Terra Nova elects to complete the well, Terra Nova is entitled to a preferential recovery of one hundred percent of the costs it has paid to drill and test that successful well. Terra Nova is entitled to 80% of production from that successful well until either that successful well has ceased production or Terra Nova has received net revenue equal to the reimbursable costs it has incurred.

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

Subsequent to December 31, 2012, Terra Nova completed its Earning Obligation with respect to PEL 112 seismic acquisition. As a result, is has effectively earned an undivided working interest of 20% in that license (see Note 13).

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

The Company requested, and was granted, an additional extension of time to complete its License Year Three minimum work requirement on PEL 444. As a result, the timeframe for acquisition of a minimum of 200 kilometer of 2D seismic data was extended from January 11, 2013 to July 11, 2013, and the overall license term for PEL 444 was extended to July 11, 2015.

6. NOTE PAYABLE

On December 24, 2012 the Company entered into a Promissory Note with an unrelated party (“Lender”) under which it borrowed the principal amount of $1,000,000 (the “Note”). The Note bears interest at 4.5% per annum and provides for a penalty rate of interest of 10% per year on any unpaid principal which is not paid when due. The Note is payable upon demand of the Lender at any time, and may be prepaid by the Company without notice or penalty and has therefore been classified as a current liability at December 31, 2012.

At December 31, 2012, and for the year ended December 31, 2012, the Company had recognized $740 in interest expense on the Note, all of which was accrued and unpaid.

The Company’s controlling shareholder guaranteed the Company’s obligations under the Note.

7. CONTRACT ADVANCES AND OTHER INCOME

In connection with the Agreement, Terra Nova paid the Company cash fees totaling $350,000, and 666,670 shares of its common stock with a fair market value of $193,334 (see Note 5). All fees paid by Terra Nova were fully earned upon receipt, and were not repayable to Terra Nova under any circumstances. After an offset of $54,719 in excess fees to be refunded to ACOR and Sakhai, the Company recognized other income relating to these fees of $488,615 during the year ended December 31, 2012.

On July 29, 2011, the Company entered into an oil and gas farm-in agreement with Brandenburg Energy Corp., ("Brandenburg"). In connection with this agreement, Brandenburg paid the Company $261,212 in contract advances. Brandenburg’s contract rights were subject to meeting certain milestones including an obligation to pay the Company AUD$7,400,000 (USD$7,822,000) on or before September 20, 2011. Brandenburg was unable to pay this amount. On February 27, 2012, the Company terminated its agreement with Brandenburg. Upon execution of the agreement with Brandenburg, $261,212 in contract payments became non-refundable. Of that amount $221,118 were classified as contract advances, and $40,094, which had been incurred on contract related expenditures during the three months ended June 30, 2011, were recognized as other income.

During the year ended December 31, 2011, contract advances were used to offset Brandenburg transaction expenses and the costs associated with the planning and support of work area clearance (including permits, environmental assessments, and field work) and the acquisition of seismic data on PEL 112 and PEL 444 as follows:

Contract advances	$221,118
Less amounts utilized for:
Investments in oil and gas properties	(131,190)
Consulting fees	(30,000)
Management fees	(40,857)
Professional fees	(11,911)
Contract advances - December 31, 2011	$7,160

The remaining balance of $7,160 in contract advances was recognized as other income during the year ended December 31, 2012.

8. RELATED PARTY TRANSACTIONS

On December 24, 2012, the Company’s controlling shareholder, guaranteed the Company’s obligations under a note payable in the principal amount of $1,000,000 (see Note 6).

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

On April 2, 2012, the Company granted 1,000,000 shares of its common stock to a consultant whose efforts it judged instrumental in identifying and finalizing the Agreement with Terra Nova (see Note 11).

On March 1, 2012, the Company executed a promissory note in the principal amount of $100,000 with one of its consultants who is also a shareholder. The note was non-interest bearing and payable upon demand. The entire principal amount of the note was repaid on March 23, 2012.

During 2012, management fees totaling $111,525 (2011 - $151,509) were paid to the Company’s Chief Financial Officer. The fees were incurred as compensation for services rendered in the normal course of operations and were paid at the amount established and agreed to by the related parties.

Effective October 1, 2010, the Company executed an administrative services agreement with Holloman Corporation, the Company’s controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of the Company’s restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days’ notice. During 2012, the Company recorded $60,000 (2011 – $60,000) of office expense and issued 204,379 (2011– 290,332) shares of its common stock as a result of this agreement (see Note 11).

9. STOCK-BASED COMPENSATION

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

Issuance of Options and Bonus Shares

On April 3, 2012, the Company granted options to its Chief Executive Officer under the terms shown below. The options were granted pursuant to the Option Plan.

Number of Shares Issuable Upon Exercise of Option	Exercise Price	First Date Exercisable	Expiration Date
450,000	$0.70	4/3/2012	8/15/2012
450,000	$0.80	4/3/2012	8/15/2012
450,000	$1.00	4/3/2012	8/15/2014
450,000	$1.20	4/3/2012	8/15/2014
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

On August 15, 2012, stock options granted in connection with the Company’s 2009 Non-Qualified Stock Option Plan providing for the purchase of 3,300,000 shares of the Company’s common stock, at a weighted average price of $0.75 per share expired without exercise. At December 31, 2012 the Company had a total of 3,300,000 stock options outstanding with weighted average exercise prices and lives of $1.10 and 1.71 years, respectively.

A summary of Option Plan activity as of December 31, 2012, and changes during the year then ended is presented below.

Options	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (yrs)	Aggregate Intrinsic value
Outstanding – January 1, 2012	4,800	$0.93
Granted	1,800	$0.93
Exercised	––	––
Forfeited or expired	3,300	$0.75
Outstanding – December 31, 2012	3,300	$1.10	1.71	$0.00
Exercisable – December 31, 2012	3,300	$1.10	1.71	$0.00

The weighted-average grant-date fair value of options granted during 2012 was $0.06.

A summary of nonvested options as of December 31, 2012, and changes during the year then ended is presented below.

Nonvested Shares	Shares (000’s)	Weighted-Average Grant - Date Fair Value
Nonvested outstanding – January 1, 2012	––	$––
Granted	1,800	$0.06
Vested	(1,800)	$0.06
Forfeited	––	$––
Nonvested outstanding – December 31, 2012	––	$––

As of December 31, 2012 there was no unrecognized compensation cost related to nonvested share-based compensation under the Option Plan. A total of $104,874 and $196,835 in non-cash, stock-based compensation has been recognized in the statement of operations during 2012 and 2011, respectively, in connection with the Option Plan.

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

10. PREFERRED SHARES

The Company and its wholly-owned subsidiary, FEH, are each authorized to issue 10,000,000 preferred shares with a par value of $0.001 per share. At December 31, 2012 and 2011, neither the Company nor FEH had any preferred shares outstanding.

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

On February 1, 2008 the Company entered into an agreement with its former Chief Executive Officer which provided the Company with the option of exchanging all of the Company’s interest in Endeavor for the Company’s Series A Preferred shares and the Class A Preferred shares of FEH previously issued in connection with the Company’s original acquisition of Endeavor. On February 15, 2008 the option was exercised. As a result, the 6,500 shares of the Company’s Series A Preferred stock and the 6,500,000 Class A Preferred shares of FEH were returned to the Company and cancelled and all outstanding shares of Endeavor were transferred to the former CEO (Note 4).

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

On April 2, 2012, the Company granted 1,000,000 shares of its common stock to a consultant whose efforts it judged instrumental in identifying and finalizing the Agreement with Terra Nova. The grant was conditioned upon the execution of the Agreement which occurred on May 11, 2012. The 1,000,000 bonus shares had a fair market value at the date of grant equal to $290,000, or $0.29 per share.

During 2012, the Company issued 204,379 (2011 – 290,332) shares of common stock, at an average price of $0.294 (2011 - $0.207) per share in connection with the conversion of $60,000 (2011 - $60,000) in administrative service fees payable to its controlling shareholder.

At December 31, 2011, share purchase warrants and stock options entitling holders to purchase 6,496,415 shares of the Company’s common stock were issued and outstanding. During the year ended December 31, 2011, warrants covering 19,328,748 shares with a weighted-average exercise price of $1.35 per share expired. The weighted-average remaining life and exercise price of outstanding stock options and warrants at December 31, 2011 were 17.07 months and $0.83, respectively.

On February 14, 2012, stock warrants providing for the purchase of 700,003 shares of the Company’s common stock, at a price of $0.25 per share, expired without exercise. On August 15, 2012, stock options granted in connection with the Company’s 2009 Non-Qualified Stock Option Plan providing for the purchase of 3,300,000 shares of the Company’s common stock, at a weighted average price of $0.75 per share, also expired without exercise. In addition, on December 17, 2012, stock warrants providing for the purchase of 996,412 shares of the Company’s common stock, at a price of $0.80 per share, expired without exercise. There have been no warrants or stock options forfeited since inception.  At December 31, 2012 the Company had a total of 3,300,000 stock options and warrants outstanding with weighted average exercise prices and lives of $1.10 and 1.71 years, respectively.

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

12. INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Statutory tax rates	35%	35%
Expected recovery of income taxes at statutory rates	$(214,506)	$(219,917)
Increase (reduction) in income taxes resulting from:
Non-deductible expenditures and other	34,282	6,833
Foreign exchange rate and tax rate differences	27,917	3,134
Valuation allowance change	152,307	209,950
Provision for income taxes	$––	$––

The significant components of deferred income tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Deferred income tax assets:
Stock-based compensation	$878,925	$842,219
US net operating loss carryforwards	1,353,256	1,245,709
Australian operating loss carryforwards	277,616	269,496
Australian deposits on property	––	––
US loan receivable	543,806	543,806
Other accruals	16,889	17,058
Total deferred income tax assets	3,070,492	2,918,288
Less: valuation allowance	(2,818,452)	(2,666,145)
Deferred income tax assets, net	$252,040	$252,143
Petroleum and natural gas properties, Australia	$(5,161,657)	$(5,063,539)
Deferred income tax liabilities, net	$(4,909,617)	$(4,811,396)

In the United States, the Company had regular tax net operating losses of $3,886,445 that expire from 2026 through 2035. A valuation allowance of $1,353,256 has been applied against the deferred tax asset representing these losses.

In Australia, the Company had regular tax net operating losses of $925,386 that may be used in future years to reduce taxable income.

The Company's tax returns for 2009 and subsequent years remain subject to examination by tax authorities.

13. SUBSEQUENT EVENTS

During February 2013, Terra Nova delivered copies of the data acquired in connection with its acquisition of 127 square kilometers of a 3-D seismic data on PEL 112. Terra Nova also delivered its interpretation of that data which identified four drilling prospects on the acreage surveyed. As a result, Terra Nova has effectively completed its Earning Obligation with respect to PEL 112 seismic acquisition, and has earned an undivided 20% working interest in that license. The Company, ACOR and Sakhai will each contribute a portion of the working interest earned by Terra Nova as follows:

(a)	The Company will contribute an undivided 13.3334% working interest in PEL 112 resulting in a residual working interest position of 53.333% in that license;
(b)	ACOR will contribute an undivided 3.3333% working interest in PEL 112; and
(c)	Sakhai will contribute an undivided 3.3333% working interest in PEL 112.

As of March 30, 2013 the Company was processing the documents required to facilitate the transfer of the working interest earned by Terra Nova.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION
Date: April 1, 2013
	By:	/s/ Mark Stevenson
Mark Stevenson, President and Principal Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Mark Stevenson	April 1, 2013
Mark Stevenson, Principal Executive Officer and Director

/s/ Robert Wesolek	April 1, 2013
Robert Wesolek, Principal Financial and Accounting Officer

/s/ J. Douglas Brown	April 1, 2013
J. Douglas Brown, Director

/s/ Eric Prim	April 1, 2013
Eric Prim, Director

/s/ Keith Macdonald	April 1, 2013
Keith Macdonald, Director