Form 10-Q
period 2013-06-30
HOLLOMAN ENERGY CORP
filed 2013-08-14
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class of Stock	No. Shares Outstanding	Date
Common	110,344,382	August 14, 2013

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

ASSETS
Cash	$726,453	$1,009,882
Other receivable	1,293	1,468
Prepaid expenses	8,053	6,657
Current Assets	735,799	1,018,007

Oil and gas properties, full cost method, unproven	17,065,574	16,629,162
Total Assets	$17,801,373	$17,647,169

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$544,597	$212,769
Note payable	1,000,000	1,000,000
Current Liabilities	1,544,597	1,212,769

Deferred tax liability	4,298,753	4,909,617
Total Liabilities	5,843,350	6,122,386

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
110,344,382 common shares (110,276,978 at December 31, 2012)	110,344	110,277
Additional paid in capital	25,858,477	25,828,544
Accumulated other comprehensive loss	(5,163)	(8,898)
Deficit accumulated during the exploration stage	(14,005,635)	(14,405,140)
Total Stockholders' Equity	11,958,023	11,524,783

Total Liabilities and Stockholders' Equity	$17,801,373	$17,647,169

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results from
	May 5, 2006 (Inception)
	to June 30,	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2013	2012	2013	2012

CONTINUING OPERATIONS
(Income) Expenses
Consulting	$1,646,829	$15,000	$360,216	$30,000	$375,216
Foreign exchange (gain) loss	390,898	(636,226)	(112,890)	(611,478)	(6,934)
Gain on settlement of debt	(40,026)	-	-	-	-
Management and director's fees	1,424,873	35,925	194,743	71,003	237,643
Stock-based compensation expense	2,511,212	-	104,874	-	104,874
Office, travel and general	888,032	27,875	29,484	63,483	55,111
Professional fees	784,123	20,304	20,007	24,854	22,914
Salaries, wages, and benefits	86,666	-	-	-	-
Bad debt expense	3,395	-	-	-	-
Interest expense	22,633	11,396	-	22,633	-
Total Income (Expenses)	(7,718,635)	525,726	(596,434)	399,505	(788,824)

Oil and gas property impairment	(7,396,207)	-	-	-	-
Deferred income tax recovery	2,244,107	-	-	-	-
Other Income	535,869	-	388,615	-	495,775
Income (Loss) from Continuing Operations	(12,334,866)	525,726	(207,819)	399,505	(293,049)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(2,454,637)	-	-	-	-
Gain on disposal of Endeavor	783,868	-	-	-	-
Loss from Discontinued Operations	(1,670,769)	-	-	-	-

NET INCOME (LOSS)	$(14,005,635)	$525,726	$(207,819)	$399,505	$(293,049)

Foreign currency translation	(5,163)	3,984	(713)	3,735	1,317

COMPREHENSIVE INCOME (LOSS)	$(14,010,798)	$529,710	$(208,532)	$403,240	$(291,732)

BASIC AND DILUTED NET LOSS FROM
CONTINUING OPERATIONS PER COMMON SHARE		$0.00	$(0.00)	$0.00	$(0.00)

BASIC AND DILUTED NET LOSS FROM DISCONTINUED
OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE		$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		110,313,356	109,686,371	110,295,466	109,344,261

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(A Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results from
	May 5, 2006 (Inception)
	to June 30,	Six Months Ended June 30,
	2013	2013	2012

OPERATING ACTIVITIES
Net income (loss)	$(14,005,635)	$399,505	$(293,049)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Cash used by discontinued operations	1,729,701	-	-
Gain on disposal of Endeavor	(783,868)	-	-
Gain from settlement of indebtedness	(65,026)	-	-
Stock-based compensation and fee payments	3,339,212	-	446,624
Unrealized foreign exchange (gain) loss	345,889	(607,129)	(5,887)
Impairment of oil and gas properties (net of tax recovery)	5,152,100	-	-
Changes in non-cash working capital items
Other receivable	(1,293)	175	(948)
Prepaid expenses	(8,053)	(1,396)	(13,879)
Accounts payable and accrued liabilities	461,150	(50,185)	(69,173)
Contract advances	131,190	-	(7,160)
Cash provided by (used in) operating activities	(3,704,633)	(259,030)	56,528

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	-	-
Oil and gas expenditures	(1,431,384)	(24,399)	(31,567)
Oil and gas expenditures recovered from partners	37,340	-	37,340
Cash acquired on acquisition	12,696	-	-
Deposit on acquisition	(639,487)	-	-
Cash provided by (used in) investing activities	(3,468,574)	(24,399)	5,773

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	-	-
Common stock issued for cash	3,505,001	-	-
Loans payable	1,050,567	-	-
Related party repayments	(100,000)	-	(100,000)
Proceeds from related parties	1,443,831	-	100,000
Cash provided by financing activities	7,899,660	-	-

CHANGE IN CASH	726,453	(283,429)	62,301
CASH, BEGINNING	-	1,009,882	11,637

CASH, ENDING	$726,453	$726,453	$73,938

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$12,156	$1,058	$-

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures in oil and gas properties	$412,013	$412,013	$-

NON-CASH FINANCING ACTIVITIES:
Shares issued for management fees	$231,750	$-	$21,750
Shares issued for services	$455,000	$30,000	$320,000
Shares issued on conversion of liabilities	$2,661,879	$-	$-
Shares issued for property acquired	$15,903,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements and footnotes included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six and three month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its consolidated financial position, results of operations or cash flows.

2.  OIL AND GAS PROPERTIES

The Company holds working interests in two onshore Petroleum Exploration Licenses (PELs) in Australia. PEL 112, in which the Company holds a 53.334% working interest, is comprised of 2,196 square kilometers (542,643 gross acres). PEL 444, in which the Company holds a 66.667% working interest, is comprised of 2,358 square kilometers (582,674 gross acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. The Company’s oil and gas properties are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion.

The Terra Nova Farm-In Agreement

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

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$14,308,000) including:

●
AUD$4,700,000 (USD$4,968,000) which was placed in escrow during May 2012 for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements, and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license upon completion of the seismic obligations);

●
AUD$4,500,000 (USD$4,670,000) which was placed in escrow on November 1, 2012 to secure Terra Nova’s obligation to sole fund the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$4,670,000) to be placed in escrow on or before 45 days following completion or abandonment of the third well in the initial well program, for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%).

Terra Nova acts as contract operator with respect to all seismic acquisition and drilling work contemplated by the Agreement.

Effective May 29, 2013, the Agreement was amended such that of the AUD$4,500,000 (USD$4,670,000) placed in escrow for the Initial Well Program, AUD$500,000 (USD$482,250) will be used to pay costs incurred in the PEL 444 seismic Program. Costs incurred in relation to the seismic earning obligations in excess of AUD$5,200,000 (previously AUD$4,700,000), are borne by Terra Nova, the Company, ACOR and Sakhai in accordance with their working interest percentages calculated as though Terra Nova had successfully completed its Earning Obligations and earned the entire Farm-In Interest.

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

Terra Nova earns the Farm-In Interest in stages based upon successful completion of specific Earning Obligations. In each instance, the Company, ACOR and Sakhai will each contribute a portion of the working interest earned by Terra Nova. In the event Terra Nova earns the entire Farm-In Interest, the Company, ACOR and Sakhai will transfer to Terra Nova the following working interest percentages in both PEL 112 and PEL 444:

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

Cooper Basin Exploration Activity

Acquisition of 127 square kilometers of 3D seismic data on PEL 112 (the “Mulka Survey”) was completed in late September 2012. The Mulka Survey fulfilled the Company’s minimum work requirements for PEL 112 License Year Four. Geokinetics (Australia) Pty. Ltd. undertook the Mulka Survey on the northern boundary of PEL 112 under the direction of Terra Nova. During February 2013, the Company received copies of the Mulka Survey data and interpretation from Terra Nova. As a result, Terra Nova completed its seismic Earning Obligation with respect to PEL 112, and earned an undivided 20% working interest in that license. The Company, ACOR and Sakhai each contributed the following portion of the working interest earned to Terra Nova:

(a)	The Company contributed an undivided 13.3334% working interest in PEL 112 resulting in a residual working interest position of 53.334% in that license;
(b)	ACOR contributed an undivided 3.3333% working interest in PEL 112; and
(c)	Sakhai contributed an undivided 3.3333% working interest in PEL 112.

As of June 30, 2013 the documents required to finalize the transfer of the working interest earned by Terra Nova were being processed by the Government of South Australia (see Note 6).

Acquisition of 88 square kilometers of 3D seismic data on PEL 444 (the “Wingman Survey”) began May 28, 2013. At June 30, 2013, the Wingman Survey was 98% complete. The completion of the Wingman Survey will fulfill the Company’s minimum work requirements for PEL 444 License Year Three. Terrex Pty. Ltd. undertook the Wingman Survey under the direction of Terra Nova. As of June 30, 2013, the Company has accrued and capitalized $410,688 covering its portion of the costs incurred on the Wingman Survey in excess of the funds escrowed in connection with those seismic efforts.

3.  NOTE PAYABLE

On December 24, 2012 the Company entered into a Promissory Note with an unrelated party (“Lender”) under which it borrowed the principal amount of $1,000,000 (the “Note”). The Note bears interest at 4.5% per annum and provides for a penalty rate of interest of 10% per year on any unpaid principal which is not paid when due. The Note is payable upon demand of the Lender at any time, and may be prepaid by the Company without notice or penalty and has therefore been classified as a current liability at June 30, 2013.

For the six and three months ended June 30, 2013, the Company recognized $22,633 and $11,396, respectively in interest expense on the Note, $10,338 of interest incurred remained unpaid at June 30, 2013.

The Company’s controlling shareholder guaranteed the Company’s obligations under the Note.

4.  OTHER INCOME

During 2012, in connection with the Agreement, Terra Nova paid the Company cash fees totaling $350,000, and 666,670 shares of its common stock with a fair market value of $193,334 (see Note 2). All fees paid by Terra Nova were fully earned upon receipt, and were not repayable to Terra Nova under any circumstances. After an offset of $54,719 in excess fees to be refunded to ACOR and Sakhai, the Company recognized other income relating to these fees of $488,615 and $388,615 during the six and three months ended June 30, 2012, respectively.

No other income was earned during the six and three month periods ended June 30, 2013.

5.  COMMON STOCK AND STOCK – BASED COMPENSATION

The Company incurs $15,000 in administrative service fees payable to a wholly owned subsidiary of its controlling shareholder on a quarterly basis. During the six and three months ended June 30, 2013, the Company paid administrative fees totaling $30,000 and $15,000, using 67,404 and 31,371 shares of its common stock, at an approximate weighted average price of $0.445 and $0.478 per share, respectively.

At June 30, 2013 the Company had a total of 3,300,000 stock options outstanding with weighted average exercise prices and lives of $1.10 and 14.50 months, respectively.

6.  SUBSEQUENT EVENTS

Cooper Basin Exploration Activity

Acquisition of seismic data from the Wingman Survey was completed on July 2, 2013. On July 5, 2013, the Company paid a cash call from terra Nova in the amount of  AUD$523,259 (USD$475,747) covering its portion of the costs incurred on the Wingman Survey in excess of the funds escrowed in connection with those seismic efforts.

On July 17, 2013, the Government of South Australia finalized and registered the transfer of the 20% working interest earned by Terra Nova in PEL 112.

On July 23, 2013, the Company spudded the Wolfman #1 exploration well on PEL 112. The well’s primary oil objective, the Namur Sandstone, was encountered at approximately 1,197 meters (3,927 feet) on August 6, 2013. Drilling continued to its secondary targets in the Birkhead formation and Hutton sandstones. Wolfman #1 reached Total Depth of 1,703 meters (5,587 feet), on August 7, 2013. No oil shows were observed while drilling in the primary and secondary oil objectives, and the well was plugged and abandoned. The entire cost of the well was paid by Terra Nova in accordance with the terms of the Agreement.

The drilling of Wolfman #1 fulfills the Company’s minimum work requirement for PEL 112 License Year Five.

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

All of our exploration and development efforts are concentrated in Australia. We hold working interests in two Petroleum Exploration Licenses (“PELs”) covering 4,554 square kilometers (1.125 million gross acres) located on the western flank of Australia’s Cooper Basin.

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

We are an exploration stage company and did not participate in drilling any wells during the three years ended June 30, 2013. On July 23, 2013, we spudded the Wolfman #1 exploration well on PEL 112. The Wolfman #1 did not encounter oil or gas.

As of August 14, 2013 we did not have any proven oil or gas reserves and we did not have any revenue.

Our Australian assets

Onshore licenses – Cooper Basin

We currently hold working interests in two onshore PELs in Australia. PEL 112, in which we hold a 53.334% working interest, is comprised of 2,196 square kilometers (542,643 gross acres). PEL 444, in which we hold a 66.667% working interest, is comprised of 2,358 square kilometers (582,674 gross acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. Our oil and gas properties are unproven. We are obligated to pay royalties ranging from 3.96% to 4.63% on our revenues generated by operations on these licenses.

On July 17, 2013, the Government of South Australia finalized and registered the transfer of the 20% working interest earned by Terra Nova in PEL 112 in connection with the Terra Nova Farm-In Agreement. Of the working interest transferred, we contributed 13.3334%. As a result of this transfer, we now hold a residual working interest of 53.334% in that license (see further details below).

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

During December 2012, we also applied for a suspension and extension of license terms on PEL 444. On January 3, 2013, we were granted a six-month extension such that the timeframe for acquisition of 200 kilometers of 2D seismic data on PEL 444 was moved from January 11, 2013 to July 11, 2013, and the overall license term for PEL 444 was extended to July 11, 2015. That seismic obligation was fulfilled in early July 2013.

To maintain our exploration rights in the Cooper/Eromanga Basin, the Australian Government requires that we fulfill the following minimum work commitments:

License	Description of Minimum Work Obligation	Date of Required Completion
PEL 112	Drill one well	January 10, 2014
PEL 444	Geological and geophysical studies	July 11, 2014
PEL 444	Drill one well	July 11, 2015

The drilling of Wolfman #1 fulfills our minimum work requirement for PEL 112 License Year Five.

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

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$14,056,000) including:

●
AUD$4,700,000 (USD$4,968,000) which was paid and used in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements, and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license upon completion of the seismic obligations);

●
AUD$4,500,000 (USD$4,670,000) which was placed in escrow on November 1, 2012 to secure Terra Nova’s obligation to sole fund the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$4,670,000) to be placed in escrow on or before 45 days following completion or abandonment of the third well in the initial well program, for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%).

Terra Nova acts as contract operator with respect to all seismic acquisition and drilling work contemplated by the Terra Nova Farm-In Agreement.

Effective May 29, 2013, the Terra Nova Farm-In Agreement was amended such that of the AUD$4,500,000 (USD$4,670,000) placed in escrow for the Initial Well Program, AUD$500,000 (USD$482,250) will be used to pay costs incurred in the PEL 444 seismic program. Costs incurred in relation to the seismic earning obligations in excess of AUD$5,200,000, are borne by Terra Nova, ACOR, Sakhai and us in accordance with our/their working interest percentages calculated as though Terra Nova had successfully completed its Earning Obligations and earned the entire Farm-In Interest.

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

Terra Nova earns the Farm-In Interest in stages based upon successful completion of specific Earning Obligations. In each instance, we, ACOR and Sakhai will each contribute a portion of the working interest earned by Terra Nova. In the event Terra Nova earns the entire Farm-In Interest, we, ACOR and Sakhai will transfer to Terra Nova the following working interest percentages in both PEL 112 and PEL 444:

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

Acquisition of 127 square kilometers of 3D seismic data on PEL 112 (the “Mulka Survey”) was completed in late September 2012. The Mulka Survey fulfilled our minimum work requirements for PEL 112 License Year Four. Geokinetics (Australia) Pty. Ltd. undertook the Mulka Survey on the northern boundary of PEL 112 under the direction of Terra Nova. During February 2013, we received copies of the Mulka Survey data and interpretation from Terra Nova. As a result, Terra Nova completed its seismic Earning Obligation with respect to PEL 112, and earned an undivided 20% working interest in that license. We, ACOR and Sakhai each contributed the following portion of the working interest earned to Terra Nova:

(a)	We contributed an undivided 13.3334% working interest in PEL 112 resulting in a residual working interest position of 53.334% in that license;
(b)	ACOR contributed an undivided 3.3333% working interest in PEL 112; and
(c)	Sakhai contributed an undivided 3.3333% working interest in PEL 112.

On July 17, 2013, the Government of South Australia finalized and registered the transfer of the 20% working interest earned by Terra Nova in PEL 112.

Acquisition of 88 square kilometers of 3D seismic data on PEL 444 (the “Wingman Survey”) began May 28, 2013. The Wingman Survey was completed on July 2, 2013. On July 5, 2013, we paid a cash call from Terra Nova in the amount of  AUD$523,259 (USD$475,747) covering our portion of the costs incurred on the Wingman Survey in excess of the funds escrowed in connection with those seismic efforts. The completion of the Wingman Survey will fulfill our minimum work requirements for PEL 444 License Year Three. Terrex Pty. Ltd. undertook the Wingman Survey under the direction of Terra Nova.

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

On July 23, 2013, we spudded the Wolfman #1 exploration well on PEL 112. The well’s primary oil objective, the Namur Sandstone, was encountered at approximately 1,197 meters (3,927 feet) on August 6, 2013. Drilling continued to its secondary targets in the Birkhead formation and Hutton sandstones. Wolfman #1 reached Total Depth of 1,703 meters (5,587 feet), on August 7, 2013. No oil shows were observed while drilling in the primary and secondary oil objectives, and the well was plugged and abandoned. The entire cost of the well was paid by Terra Nova in accordance with the terms of the Terra Nova Farm-In Agreement.

The drilling of Wolfman #1 fulfills our minimum work requirement for PEL 112 License Year Five. 3D Sesimic data has been acquired on only 5.7% (31,382 of 542,643 acres) of the land comprising PEL 112. We believe significant potential remains for future seismic to identify migration trends and additional prospects on PEL 112 during the next exploration term

We intend to focus efforts on our PEL 444 drill plans while science gathered in connection with the Wolfman #1 well is being analyzed.

During 2011 and 2010, we completed processing of more than 666 km (414 miles) of 2D seismic data. This reprocessing covered a significant portion of PEL 112 and PEL 444. Our 2D seismic reprocessing was performed by Dayboro Geophysical Pty Ltd (“Dayboro”) under the supervision of Isis Petroleum Consultants Pty Ltd (“Isis”). Both Dayboro and Isis are independent engineers with lengthy geological and geophysical work experience in the Cooper Basin. The processing sequence targeted lines which complimented our technical assessment of likely drilling prospects and future seismic acquisition.

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

Results of Operations

Our consulting, management and professional fees for the six and three month periods ended June 30, 2013, decreased by approximately $510,000 or 80% (from 635,773 to $125,857) and $504,000 or 88% (from $574,966 to $71,229) when compared to the same periods during the prior fiscal year, respectively. These decreases relate almost entirely to distributions under our 2009 Stock Bonus Plan ($21,750) and one-time bonuses paid in stock (totaling $483,334) during May 2012 in connection with successful completion of the Terra Nova Farm-In Agreement. Our office and travel expenses remained relatively stable on a comparative basis during those periods. We also incurred interest of $22,633 and $11,396 during the six and three months ended June 30, 2013, respectively, relating to a loan of $1,000,000 finalized in late December 2012 (see further details below). We had no material borrowings or interest expense during the six and three months ended June 30, 2012.

In connection with the Terra Nova Farm-In Agreement, Terra Nova paid us cash fees totaling $350,000, and 666,670 shares of its common stock with a fair market value of $193,334. All fees paid by Terra Nova were fully earned upon receipt, and were not repayable to Terra Nova under any circumstances. After an offset of $54,719 in excess fees to be refunded to ACOR and Sakhai, we recognized other income relating to these fees of $488,615 and  $388,615 during the six and three months ended June 30, 2012, respectively. We recognized no other income during the six and three months ended June 30, 2013.

On April 3, 2012, we granted 1,800,000 stock options to our Chief Executive Officer pursuant to the 2009 Non-Qualified Stock Option Plan. We determined that the total fair market value of the options granted was $104,874. Since the options were entirely vested at the date of grant, we recognized the entire value of the options as stock-based compensation expense during the six and three months ended June 30, 2012. We recognized no expense in connection with the option plan during the six and three months ended June 30, 2013, since all compensation expense related to the plans had been previously recognized.

The US dollar increased in value relative to the Australian dollar from 0.9640 to 1.0934, and from 0.95940 to 1.0934 Australian dollars, during the six and three month periods ended June 30, 2013, respectively. As a result, we recognized foreign exchange gains of approximately $611,000 and $636,000 during the respective periods. The US dollar increased in value relative to the Australian dollar from 0.9827 to 0.9841, and from 0.9627 to 0.9841 Australian dollars, during the six and three month periods ended June 30, 2012, respectively. As a result, we recognized foreign exchange gains of approximately $6,900 and $113,000 during those respective periods. Substantially all of our non-cash foreign exchange losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government.

On an inception to date basis, we have recognized a net loss of approximately $14,006,000. In largest part, that loss consisted of non-cash expense including: stock-based fees and compensation expense of $3,339,000, unrealized foreign exchange loss of $346,000, and a net impairment of oil and gas properties of approximately $5,152,000. In addition, we have incurred $1,671,000 related to the discontinued operations of a former subsidiary, and approximately $3,498,000 in other net losses, related to exploration stage operations.

Financial Condition, Liquidity and Capital Resources

The execution of the Terra Nova Farm-In Agreement significantly enhanced our exploration capacity. On May 11, 2012, Terra Nova closed an equity financing for gross proceeds equal to CAD$10,652,000 (USD$10,663,000). During May 2012, Terra Nova placed AUD$4,700,000 (USD$4,968,000) in escrow for use in the completion of the Mulka and Wingman seismic surveys. During May 2013, we agreed to amend the Terra Nova Farm-In Agreement such that of the amount placed in escrow for the Initial Well Program, AUD$500,000 (USD$482,250) could be used to pay costs incurred on the Wingman Survey as well. During July 2013, we also paid a cash call to Terra Nova of AUD$523,259 (USD$475,747) covering our portion of the costs incurred on the Wingman Survey in excess of the funds escrowed in connection with those seismic efforts.

On November 1, 2012, Terra Nova deposited AUD$4,500,000 (USD$4,670,000) in escrow as a deposit to sole fund the dry-hole costs of an initial three (3) well drilling program. We anticipate that from AUD$1,000,000 (USD$889,900) to AUD$1,500,000 (USD$1,334,850) will remain in Terra Nova’s drilling escrow after drilling of the Wolfman #1 well.

Based upon technical recommendations, we have pursued the acquisition of 3-D seismic data on our licenses. The current Cooper Basin exploration plan also calls for the drilling, abandonment or completion, and possible equipping of six wells. Current estimates indicate the costs to perform the work outlined in our Cooper Basin exploration plan would range from $31 million to $33 million. Of this amount, approximately $9.4 million has already been expended. Under the terms of the Terra Nova Farm-In Agreement, we estimate that Terra Nova will bear $16.5 to $17.6 million, we would bear $3.4 to $4.0 million and our other working interest partners would bear $1.7 to $2.0 million, of planned exploration costs.

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

On December 24, 2012 we borrowed $1,000,000 (the “Loan”) from LPD Investments Ltd. (“Lender”). The Loan bears interest at 4.5% per annum and provides for a penalty rate of interest of 10% per year on any unpaid principal which is not paid when due. The Loan is payable upon demand of the Lender at any time, and may be prepaid by us without notice or penalty. The Lender is an unrelated party. Holloman Corporation has guaranteed our obligations under the Loan. Other than this Loan, and the obligations associated with our oil and gas concessions in Australia which include a formal authorization for expenditure in the amount of $150,000 relating to the potential residual portion of seismic exploration expenditures, we had no material future contractual obligations as of June 30, 2013.

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

Effective October 1, 2010, we executed an administrative services agreement with our controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days notice. During the three month period ended June 30, 2013, we paid administrative fees totaling $15,000 using 31,371 shares of our common stock, at approximate weighted average price of $0.478 per share. Proceeds from this administrative service agreement have been assigned to a wholly owned subsidiary of Holloman Corporation.

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

We believe our plan of operations may require up to $11.5 million for exploration costs and administrative expenses over the twelve-month period ending August 31, 2014. We anticipate that our working interest partners will bear up to $8.5 million and that we may bear up to $3 million of that amount. We are attempting to raise investment capital to cover our portion of anticipated costs.

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

As of August 14, 2013 we did not have any off balance sheet arrangements.

As of August 14, 2013 we did not have any proven oil or gas reserves and we did not have any revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", (based on the average of 12 month, first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At June 30, 2013, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash and cash equivalents totaled $726,453 and $1,009,882 at June 30, 2013 and December 31, 2012, respectively. We are exposed to a concentration of credit risk with respect to our cash deposits. We place cash deposits with highly rated financial institutions in the United States and Australia. At times, cash balances held in financial institutions may be in excess of insured limits. We believe the financial institutions are financially strong and the risk of loss is minimal. We have not experienced any losses with respect to the related risks and do not believe our exposure to such risks is more than normal.

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

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary (which is relatively inactive) are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of June 30, 2013, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Other Comprehensive Income (Loss)

We report and display comprehensive income or loss and its components in our consolidated financial statements. For the six and three month periods ended June 30, 2013 and 2012, the only components of comprehensive income or loss were foreign currency translation adjustments.

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

Earnings per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of basic EPS for each period since we had no securities outstanding during periods in which we generated net income that were potentially dilutive.

See Note 1 to our unaudited consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 30, 2013, we issued 31,371 shares of our common stock, at an average price of $0.478 per share, in connection with the conversion of $15,000 in administrative service fees payable to a wholly owned subsidiary of our controlling shareholder, Holloman Corporation. The certificate representing the shares will bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares and did not pay any underwriting discounts or sales commissions.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.1	Share Exchange Agreement between Endeavor Energy Corporation, First Endeavor Holdings Inc. and Endeavor Canada Corporation(2)
10.2	Agreement between Endeavor Energy Corporation and Holloman Petroleum Pty. Ltd. for the purchase of assets and exchange of shares(3)
10.3	Option Agreement between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.4	Notice of Option Exercise relating to the Option Agreement between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.5	Farm Out Commitment Agreement between Holloman Energy Corporation and Holloman Oil & Gas, Ltd.(4)
10.6	Brandenburg Oil & Gas Farm-In Agreement, Petroleum Exploration Licenses 112 and 444 dated July 29, 2011(6)
10.7	Terra Nova Oil & Gas Farm-In Agreement, PELs 112 and 444, and Letter Agreement – Transaction Cost Sharing (7)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(5)
21.1	As of June30, 2013 our subsidiaries were:
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

HOLLOMAN ENERGY CORPORATION

Date: August 14, 2013	By:	/s/ Mark Stevenson
Mark Stevenson, Principal Executive Officer

Date: August 14, 2013	By:	/s/ Robert Wesolek
Robert Wesolek, Principal Financial and Accounting Officer