Form 10-Q
period 2013-09-30
HOLLOMAN ENERGY CORP
filed 2013-11-14
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class of Stock	No. Shares Outstanding	Date
Common	110,383,172	November 14, 2013

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

ASSETS
Cash	$87,570	$1,009,882
Other receivable	1,318	1,468
Prepaid expenses	12,007	6,657
Current Assets	100,895	1,018,007

Oil and gas properties, full cost method, unproven	17,139,941	16,629,162
Total Assets	$17,240,836	$17,647,169

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$157,296	$212,769
Note payable	940,000	1,000,000
Current Liabilities	1,097,296	1,212,769

Deferred tax liability	4,386,138	4,909,617
Total Liabilities	5,483,434	6,122,386

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding:
110,383,172 common shares (110,276,978 at December 31, 2012)	110,383	110,277
Additional paid in capital	25,873,438	25,828,544
Accumulated other comprehensive loss	(5,545)	(8,898)
Deficit accumulated during the exploration stage	(14,220,874)	(14,405,140)
Total Stockholders' Equity	11,757,402	11,524,783

Total Liabilities and Stockholders' Equity	$17,240,836	$17,647,169

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative
	results from
	May 5,
	2006
	(Inception)
	to September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2013	2012	2013	2012

CONTINUING OPERATIONS
Expenses
Consulting	$1,661,829	$15,000	$15,000	$45,000	$390,216
Foreign exchange (gain) loss	477,966	87,068	109,176	(524,410)	102,242
Gain on settlement of debt	(40,026)	-	-	-	-
Management and director's fees	1,457,723	32,850	16,875	103,853	254,518
Stock-based compensation expense	2,511,212	-	-	-	104,874
Office, travel and general	918,526	30,494	32,352	93,977	87,463
Professional fees	822,772	38,649	38,342	63,503	61,256
Salaries, wages, and benefits	86,666	-	-	-	-
Bad debt expense	3,395	-	-	-	-
Interest expense	33,811	11,178	-	33,811	-
Total Expenses, net	(7,933,874)	(215,239)	(211,745)	184,266	(1,000,569)

Oil and gas property impairment	(7,396,207)	-	-	-	-
Deferred income tax recovery	2,244,107	-	-	-	-
Other Income	535,869	-	-	-	495,775
Income (Loss) from Continuing Operations	(12,550,105)	(215,239)	(211,745)	184,266	(504,794)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(2,454,637)	-	-	-	-
Gain on disposal of Endeavor	783,868	-	-	-	-
Loss from Discontinued Operations	(1,670,769)	-	-	-	-

NET INCOME (LOSS)	$(14,220,874)	$(215,239)	$(211,745)	$184,266	$(504,794)

Foreign currency translation	(5,545)	(382)	2,111	3,353	3,428

COMPREHENSIVE INCOME (LOSS)	$(14,226,419)	$(215,621)	$(209,634)	$187,619	$(501,366)

BASIC AND DILUTED NET INCOME (LOSS) FROM
CONTINUING OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)	$0.00	$(0.00)

BASIC AND DILUTED NET LOSS FROM DISCONTINUED
OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED NET INCOME (LOSS)
PER COMMON SHARE		$(0.00)	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		110,344,804	110,196,201	110,312,093	109,629,274

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(A Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results from
	May 5,
	2006
	(Inception)
	to September 30,	Nine Months Ended September 30,
	2013	2013	2012

OPERATING ACTIVITIES
Net income (loss)	$(14,220,874)	$184,266	$(504,794)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Cash used by discontinued operations	1,729,701	-	-
Gain on disposal of Endeavor	(783,868)	-	-
Gain from settlement of indebtedness	(65,026)	-	-
Stock-based compensation and fee payments	3,339,212	-	416,624
Unrealized foreign exchange (gain) loss	432,892	(520,126)	105,400
Impairment of oil and gas properties (net of tax recovery)	5,152,100	-	-
Changes in non-cash working capital items
Other receivable	(1,318)	150	(979)
Prepaid expenses	(12,007)	(5,350)	(8,885)
Accounts payable and accrued liabilities	491,554	(19,781)	10,521
Contract advances	131,190	-	(7,160)
Cash provided by (used in) operating activities	(3,806,444)	(360,841)	10,727

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	-	-
Oil and gas expenditures	(1,908,456)	(501,471)	(31,567)
Oil and gas expenditures recovered from partners	37,340	-	37,340
Cash acquired on acquisition	12,696	-	-
Deposit on acquisition	(639,487)	-	-
Cash provided by (used in) investing activities	(3,945,646)	(501,471)	5,773

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	-	-
Common stock issued for cash	3,505,001	-	-
Loans payable	1,050,567	-	-
Loan Repayments	(60,000)	(60,000)	-
Related party repayments	(100,000)	-	(100,000)
Proceeds from related parties	1,443,831	-	100,000
Cash provided by (used in) financing activities	7,839,660	(60,000)	-

CHANGE IN CASH	87,570	(922,312)	16,500
CASH, BEGINNING	-	1,009,882	11,637

CASH, ENDING	$87,570	$87,570	$28,137

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$23,551	$12,453	$-

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures in oil and gas properties	$9,308	$9,308	$-

NON-CASH FINANCING ACTIVITIES:
Shares issued for management fees	$231,750	$-	$21,750
Shares issued for services	$470,000	$45,000	$335,000
Shares issued on conversion of liabilities	$2,661,879	$-	$-
Shares issued for property acquired	$15,903,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements and footnotes included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine and three month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its consolidated financial position, results of operations or cash flows.

2.  OIL AND GAS PROPERTIES

The Company holds working interests in two onshore Petroleum Exploration Licenses (PELs) in Australia. PEL 112, in which the Company holds a 48.5003% working interest, is comprised of 2,196 square kilometers (542,643 gross acres). PEL 444, in which the Company holds a 66.667% working interest, is comprised of 2,358 square kilometers (582,674 gross acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. The Company’s oil and gas properties are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion.

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

During 2012, in connection with the Agreement, Terra Nova paid the Company non-refundable cash fees totaling $350,000, and 666,670 shares of its common stock with a fair market value of $193,334. The shares were measured at fair market value on a non-recurring basis using quoted market prices, and are categorized as a Level 1 fair value measurement under ASC Topic 820. The Company agreed to provide ACOR and Sakhai a full accounting of its use of the cash fees, and to share with ACOR and Sakhai, any excess of the cash fees over the transaction costs it incurred in connection with the Agreement. As a result of its analysis, the Company identified a total of $54,719 in excess fees to be refunded to ACOR and Sakhai. Of that amount, the Company withheld $37,340 as a recovery of exploration costs payable to it by ACOR and Sakhai.

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

Effective May 29, 2013, the Agreement was amended such that of the AUD$4,500,000 (USD$4,670,000) placed in escrow for the Initial Well Program, AUD$500,000 (USD$482,250) was used to pay costs incurred in the PEL 444 seismic program. Costs incurred in relation to the seismic earning obligations in excess of AUD$5,200,000 (previously AUD$4,700,000), have been borne by Terra Nova, the Company, ACOR and Sakhai in accordance with their working interest percentages calculated as though Terra Nova had successfully completed its Earning Obligations and earned the entire Farm-In Interest.

In July 2013, Terra Nova drilled the first well on PEL 112. The well was plugged and abandoned in August 2013.

In the event Terra Nova elects to complete the second well drilled in connection with the initial three well drilling program, Terra Nova will pay 50% of the completion costs and the Company will pay the other 50% of the completion costs. In the event Terra Nova elects to complete the third well drilled in connection with the initial three well drilling program, or any well drilled in connection with the optional three well drilling program, Terra Nova will pay 50% of the completion costs, and the Company, ACOR and Sakhai will pay the other 50% of the completion costs in accordance with their working interest at the effective date of the Agreement.

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

Upon completion of Wolfman #1 Terra Nova earned an additional undivided 5.8333% working interest in PEL 112. The Company, ACOR and Sakhai each contributed the following portion of the working interest earned to Terra Nova:

(a)	The Company contributed an undivided 4.8333% working interest in PEL 112 resulting in a residual working interest position of 48.5003% in that license;
(b)	ACOR contributed an undivided 0.5000% working interest in PEL 112; and
(c)	Sakhai contributed an undivided 0.5000% working interest in PEL 112.

As of September 30, 2013 the documents required to register the transfer of the working interest earned by Terra Nova were being processed by the Government of South Australia. The Company intends to renew its license on PEL 112 for an additional five year term, and to continue development of the remaining prospects identified on that concession.

Acquisition of 80 square kilometers of 3D seismic data on PEL 444 (the “Wingman Survey”) began May 28, 2013 and was completed on July 2, 2013. At September 30, 2013, the processing of seismic data from the Wingman Survey was 85% complete. The completion of the Wingman Survey fulfills the Company’s minimum work requirements for PEL 444 License Year Three, and will earn Terra Nova a 25.8333% working interest in PEL 444.

On July 5, 2013, the Company paid a cash call from Terra Nova in the amount of  AUD$523,259 (USD$475,747) covering its portion of the costs incurred on the Wingman Survey in excess of the funds escrowed by Terra Nova. The entire amount of that cash call was capitalized as of September 30, 2013.

3.  NOTE PAYABLE

On December 24, 2012, the Company entered into a Promissory Note with an unrelated party (“Lender”) under which it borrowed the principal amount of $1,000,000 (the “Note”). The Note bears interest at 4.5% per annum and provides for a penalty rate of interest of 10% per year on any unpaid principal which is not paid when due. The Note is payable upon demand of the Lender at any time, and may be prepaid by the Company without notice or penalty and has therefore been classified as a current liability at September 30, 2013. On August 16, 2013, we voluntarily repaid $60,000 of principal on the Note.

For the nine and three months ended September 30, 2013, the Company recognized $33,811 and $11,178, respectively in interest expense on the Note, $10,260 of interest incurred remained unpaid at September 30, 2013.

The Company’s controlling shareholder guaranteed the Company’s obligations under the Note.

4.  OTHER INCOME

During 2012, in connection with the Agreement, Terra Nova paid the Company cash fees totaling $350,000, and 666,670 shares of its common stock with a fair market value of $193,334 (see Note 2). All fees paid by Terra Nova were fully earned upon receipt, and were not repayable to Terra Nova under any circumstances. After an offset of $54,719 in excess fees to be refunded to ACOR and Sakhai, the Company recognized other income relating to these fees of $488,615 and $0 during the nine and three months ended September 30, 2012, respectively.

No other income was earned during the nine and three month periods ended September 30, 2013.

5.  COMMON STOCK AND STOCK – BASED COMPENSATION

The Company incurs $15,000 in administrative service fees payable to a wholly owned subsidiary of its controlling shareholder on a quarterly basis. During the nine and three months ended September 30, 2013, the Company paid administrative fees totaling $45,000 and $15,000, using 106,194 and 38,790 shares of its common stock, at an approximate weighted average price of $0.424 and $0.323 per share, respectively.

At September 30, 2013 the Company had a total of 3,300,000 stock options outstanding with weighted average exercise prices and lives of $1.10 and 11.50 months, respectively. None of these stock options have been included in our calculation of diluted earnings per share since no stock options outstanding during a periods in which we generated net income were potentially dilutive.

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

We are an exploration stage company and did not participate in drilling any wells during the three years ended June 30, 2013. On July 23, 2013, we spudded the Wolfman #1 exploration well on PEL 112. The Wolfman #1 did not encounter oil or gas and was plugged and abandoned.

As of November 14, 2013 we did not have any proven oil or gas reserves and we did not have any revenue.

Our Australian assets

Onshore licenses – Cooper Basin

We currently hold working interests in PEL 112 and PEL 444 in Australia. Both licenses are located onshore on the southwestern flank of the Cooper Basin in the State of South Australia. Our oil and gas properties are unproven. We are obligated to pay royalties ranging from 3.53% to 4.63% on our revenues generated by operations on these licenses.

PEL 112, in which we originally held a 66.667% working interest, is comprised of 2,196 square kilometers (542,643 gross acres). On February 25, 2013 and August 25, 2013, Terra Nova earned a 20.00% and 5.8333% working interest in PEL 112, respectively, as a result of their completion of certain seismic and drilling obligations under the Terra Nova Farm-In Agreement. On July 17, 2013 the Government of South Australia finalized and registered the transfer of the initial 20% working interest earned by Terra Nova. As of September 30, 2013 the documents required to register the transfer of the remaining 5.8333% working interest were being processed. Of the working interest earned in PEL 112, we contributed 18.1667%. As a result, we now hold a residual working interest of 48.5003% in that license (see further details below).

PEL 444, in which we hold a 66.667% working interest, is comprised of 2,358 square kilometers (582,674 gross acres).

In June 2008 the Government of South Australia extended the lease term and associated work programs for PEL 112 and PEL 444 by five years. Under Australian law, at the end of each five year term, one third of the area covered by a petroleum exploration license must be relinquished. During June 2008, we identified and relinquished one-third of the acreage covered by PEL 112 and PEL 444.

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

The drilling of Wolfman #1 fulfilled our minimum work requirement for PEL 112 License Year Five.

The farm-in agreement through which we hold our working interests in PEL 112 and PEL 444 also obligates us to fulfill the drilling commitment set forth in the licenses.

Under Australian law, we are entitled to apply for one additional 5-year term on each of PEL 112 and PEL 444. We intend to renew our license on PEL 112 for a further five year term in January, 2014. As a result, the upcoming application (second renewal) will cover 50% of PEL 112’s current license area. Together with our working interest partners in PEL 112, we are reviewing the relinquishment requirements.  The renewal application will most likely contain further commitment to 3D seismic acquisition and drilling over the 5-year period. The renewed area will retain the areas of 2D and 3D seismic acquired in the license, and all existing leads and prospects.

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

In July 2013, Terra Nova drilled the first well on PEL 112. The well was plugged and abandoned in August 2013.

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

In the event Terra Nova elects to complete the second well drilled in connection with the initial three well drilling program, Terra Nova shall pay 50% of the completion cost and we will pay the other 50% of the completion costs. In the event Terra Nova elects to complete the third well drilled in connection with the initial three well drilling program, or any well drilled in connection with the optional three well drilling program, Terra Nova shall pay 50% of the completion cost, and we, ACOR and Sakhai shall pay the other 50% of the completion costs in accordance with our working interest at the effective date of the Terra Nova Farm-In Agreement.

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

Cooper Basin exploration activity

Our Cooper Basin exploration plan includes the acquisition of 3D seismic data on PEL 112 and PEL 444, and the drilling, completion and equipping of six (6) wells shared across both licenses. Current estimates indicate the costs to perform this work could range from $31 million to $33 million. Of this amount, approximately $10.7 million has already been expended.

PEL 112

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

Seven drilling targets were identified as a result of the final interpretation of the Mulka Survey data. We believe our primary drilling targets are similar geologically to producing structures observed in existing oil pools (including the Butlers, Perlubie and Parsons fields) located to the north of PEL 112 on the Cooper Basin’s western-flank. Seismic interpretation indicates that all primary targets display 4-way structural closures.

Work Area Clearance (“WAC”) on PEL 112 access roads and drill site locations began April 20, 2013 and was completed on April 22, 2013. WAC is the process by which anthropologists and representatives of Australia’s Native Title Holders review exploration sites to insure planned activity does not harm the cultural integrity of the land to be explored.

On July 23, 2013, we spudded the Wolfman #1 exploration well on PEL 112. The well’s primary oil objective, the Namur Sandstone, was encountered at approximately 1,197 meters (3,927 feet) on August 6, 2013. Drilling continued to its secondary targets in the Birkhead formation and Hutton sandstones. Wolfman #1 reached Total Depth of 1,703 meters (5,587 feet), on August 7, 2013. No oil shows were observed in the primary and secondary oil objectives, and the well was plugged and abandoned. The entire cost of the well was paid by Terra Nova in accordance with the terms of the Terra Nova Farm-In Agreement.

The drilling of Wolfman #1 fulfills our minimum work requirement for PEL 112 License Year Five. 3D Sesimic data has been acquired on only 5.7% (31,382 of 542,643 acres) of the land comprising PEL 112. We believe significant potential remains for future seismic to identify migration trends and additional prospects on PEL 112 during the next exploration term.

Upon completion of Wolfman #1 Terra Nova earned an additional undivided 5.8333% working interest in PEL 112. We, ACOR and Sakhai each contributed the following portion of the working interest earned to Terra Nova:

(a)	We contributed an undivided 4.8333% working interest in PEL 112 resulting in a residual working interest position of 48.5003% in that license;
(b)	ACOR contributed an undivided 0.5000% working interest in PEL 112; and
(c)	Sakhai contributed an undivided 0.5000% working interest in PEL 112.

As of November 14, 2013 the documents required to finalize the transfer of the 5.8333% working interest earned by Terra Nova were being processed by the Government of South Australia.

PEL 444

Acquisition of 80 square kilometers of 3D seismic data on PEL 444 (the “Wingman Survey”) began May 28, 2013 and was completed July 2, 2013. At November 14, 2013, the processing of seismic data from the Wingman Survey was 95% complete. Seismic interpretation is projected to be available by the end of November, 2013.  The completion of the Wingman Survey fulfills our minimum work requirements for PEL 444 License Year Three, and will earn Terra Nova a 25.8333% working interest (20.00% seismic Earning Obligation and 5.8333% for Wolfman #1 completion) in PEL 444.

The Wingman Survey was conducted over a portion of PEL 444 that lies within the "Western Margin" of the Cooper Basin, which is generally considered highly prospective. This trend is being actively drilled by adjacent licensees including Senex Energy and Beach Energy. Once interpretation of the Wingman Survey is complete, we intend to announce the likely drill date for our initial well on PEL 444.

Other

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

Results of Operations

Our consulting, management and professional fees for the nine month period ended September 30, 2013, decreased by approximately $494,000 or 70% (from $705,990 to $212,356) when compared to the same period during the prior fiscal year. This decrease relates almost entirely to issuances under our 2009 Stock Bonus Plan ($21,750) and one-time bonuses paid in stock (totaling $483,334) during May 2012 in connection with successful completion of the Terra Nova Farm-In Agreement. No such issuances were made during the current periods. Consulting, management and professional fees for the three month period ended September 30, 2013, increased approximately $16,000 or 23%, (from $70,217 to $86,499) over the same prior fiscal period as a result of the efforts required to manage our increased exploration activity.

Our office and travel expenses remained relatively stable on a comparative basis for the nine and three month periods ending September 30, 2013 and 2012. During the nine and three months ended September 30, 2013, we incurred interest of $33,811 and $11,178, respectively, relating to a loan of $1,000,000 finalized in late December 2012 (see further details below). We had no material borrowings or interest expense during the nine and three months ended September 30, 2012.

In connection with the Terra Nova Farm-In Agreement, Terra Nova paid us cash fees totaling $350,000, and 666,670 shares of its common stock with a fair market value of $193,334. All fees paid by Terra Nova were fully earned upon receipt, and were not repayable to Terra Nova under any circumstances. After an offset of $54,719 in excess fees to be refunded to ACOR and Sakhai, we recognized other income relating to these fees of $488,615 during the nine months ended September 30, 2012. We recognized no other income during the nine months ended September 30, 2013.

On April 3, 2012, we granted 1,800,000 stock options to our Chief Executive Officer pursuant to the 2009 Non-Qualified Stock Option Plan. We determined that the total fair market value of the options granted was $104,874. Since the options were entirely vested at the date of grant, we recognized the entire value of the options as stock-based compensation expense during the nine and three months ended September 30, 2012. We recognized no expense in connection with the option plan during the nine months ended September 30, 2013, since all compensation expense related to the plans had been previously recognized.

The US dollar increased in value relative to the Australian dollar from 0.9640 to 1.0728, and decreased in value from 1.0934 to 1.0728 Australian dollars, during the nine and three month periods ended September 30, 2013, respectively. As a result, we recognized foreign exchange (gains) losses of approximately ($524,000) and $87,000 during the respective periods. The US dollar decreased in value relative to the Australian dollar from 0.9827 to 0.9633, and from 0.9841 to 0.9633 Australian dollars, during the nine and three month periods ended September 30, 2012, respectively. As a result, we recognized foreign exchange losses of approximately $102,000 and $109,000 during those respective periods. Substantially all of our non-cash foreign exchange losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government.

On an inception to date basis, we have recognized a net loss of approximately $14,221,000. In largest part, that loss consisted of non-cash expense including: stock-based fees and compensation expense of $3,339,000, unrealized foreign exchange loss of $433,000, and a net impairment of oil and gas properties of approximately $5,152,000. In addition, we have incurred $1,671,000 related to the discontinued operations of a former subsidiary, and approximately $3,626,000 in other net losses, related to exploration stage operations.

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

On November 1, 2012, Terra Nova deposited AUD$4,500,000 (USD$4,670,000) in escrow as a deposit to sole fund the dry-hole costs of an initial three (3) well drilling program. We anticipate that approximately AUD AUD$500,000 (USD$482,250) will remain in Terra Nova’s drilling escrow after drilling of the Wolfman #1 well.

Based upon technical recommendations, we have pursued the acquisition of 3-D seismic data on our licenses. The current Cooper Basin exploration plan also calls for the drilling, abandonment or completion, and possible equipping of six wells. Current estimates indicate the costs to perform the work outlined in our Cooper Basin exploration plan would range from $31 million to $33 million. Of this amount, approximately $10.7 million has already been expended. Under the terms of the Terra Nova Farm-In Agreement, we estimate that Terra Nova will bear $15.6 to $17.2 million, we would bear $3.3 to $3.6 million and our other working interest partners would bear $1.4 to $1.5 million, of planned remaining exploration costs.

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

On December 24, 2012 we borrowed $1,000,000 (the “Loan”) from LPD Investments Ltd. (“Lender”). The Loan bears interest at 4.5% per annum and provides for a penalty rate of interest of 10% per year on any unpaid principal which is not paid when due. The Loan is payable upon demand of the Lender at any time, and may be prepaid by us without notice or penalty. The Lender is an unrelated party. Holloman Corporation has guaranteed our obligations under the Loan. Other than this Loan, and the obligations associated with our oil and gas concessions in Australia, which include a formal authorization for expenditure in the amount of $150,000 relating to the potential residual portion of seismic exploration expenditures, we had no material future contractual obligations as of September 30, 2013.

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

Effective October 1, 2010, we executed an administrative services agreement with our controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days notice. During the nine month period ended September 30, 2013, we paid administrative fees totaling $45,000 using 106,194 shares of our common stock, at approximate weighted average price of $0.424 per share. Proceeds from this administrative service agreement have been assigned to a wholly owned subsidiary of Holloman Corporation.

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

We believe our plan of operations may require up to $10.5 million for exploration costs and administrative expenses over the twelve-month period ending November 30, 2014. We anticipate that our working interest partners will bear up to $7.7 million and that we may bear up to $2.8 million of that amount. We are attempting to raise investment capital to cover our portion of anticipated costs.

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

As of November 14, 2013 we did not have any off balance sheet arrangements.

As of November 14, 2013 we did not have any proven oil or gas reserves and we did not have any revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", (based on the average of 12 month, first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At September 30, 2013, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash and cash equivalents totaled $87,570 and $1,009,882 at September 30, 2013 and December 31, 2012, respectively. We are exposed to a concentration of credit risk with respect to our cash deposits. We place cash deposits with highly rated financial institutions in the United States and Australia. At times, cash balances held in financial institutions may be in excess of insured limits. We believe the financial institutions are financially strong and the risk of loss is minimal. We have not experienced any losses with respect to the related risks and do not believe our exposure to such risks is more than normal.

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

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary (which is relatively inactive) are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of September 30, 2013, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Other Comprehensive Income (Loss)

We report and display comprehensive income or loss and its components in our consolidated financial statements. For the nine and three month periods ended September 30, 2013 and 2012, the only components of comprehensive income or loss were foreign currency translation adjustments.

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

Earnings per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of basic EPS for each period since we had no securities outstanding during those periods in which we generated net income that were potentially dilutive.

See Note 1 to our unaudited consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 30, 2013, we issued 38,790 shares of our common stock, at an average price of $0.323 per share, in connection with the conversion of $15,000 in administrative service fees payable to a wholly owned subsidiary of our controlling shareholder, Holloman Corporation. The certificate representing the shares bears a restricted legend providing that the shares cannot be sold unless pursuant to an effective registration statement or an exemption from registration. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares and did not pay any underwriting discounts or sales commissions.

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
First Endeavor Holdings Inc. (100% Owned) Alberta corporation
Holloman Petroleum Pty. Ltd. (100% Owned) Australian corporation
Endeavor Exploration Pty. Ltd. (100% Owned) Australian corporation
All subsidiaries conduct business under their own names
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

101. INS	XBRL Instance Document
101. SCH	XBRL Schema Document
101. CAL	XBRL Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Label Linkbase Document
101. PRE	XBRL Presentation Linkbase Document
———————
(1)	Previously filed with our Form SB-2 on September 26, 2005 and incorporated by reference.
(2)	Previously filed with our Form 8-K on August 9, 2007 and incorporated by reference.

(3)	Previously filed with our Form 8-K on November 29, 2007 and incorporated by reference.
(4)	Previously filed with our Form 10-KSB on April 15, 2008 and incorporated by reference.

(5)	Previously filed with our Form 10-KSB/A on April 26, 2007 and incorporated by reference.
(6)	Previously filed with our Form 8-K on August 4, 2011 and incorporated by reference.
(7)	Previously filed with our Form 10-Q on May 15, 2012 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION

Date: November 14, 2013	By:	/s/ Mark Stevenson
Mark Stevenson, Principal Executive Officer

Date: November 14, 2013	By:	/s/ Robert Wesolek
Robert Wesolek, Principal Financial and Accounting Officer