Form 10-K
period 2013-12-31
HOLLOMAN ENERGY CORP
filed 2014-03-31
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-K
_____________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2013 was $33,097,816.

As of March 28, 2014 the Company had 110,433,321 outstanding shares of common stock.

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

All of our exploration and development efforts are concentrated in Australia. We hold working interests in petroleum exploration licenses covering 3,444 square kilometers (851,030 gross acres, 412,755 net acres) located on the western flank of Australia’s Cooper Basin.

Effective May 11, 2012, we entered into a definitive Oil and Gas Farm-In Agreement with Terra Nova Energy Ltd., and its wholly owned subsidiary Terra Nova Resources Inc. (“Terra Nova”), which provides Terra Nova the right to earn up to a 55% undivided working interest in our Australian licenses in exchange for undertaking certain exploration obligations (the “Terra Nova Farm-In Agreement”).

We are an exploration stage company and did not participate in drilling any wells during the three years preceding June 30, 2013. On July 23, 2013, we spudded the Wolfman #1 exploration well on PEL 112. The Wolfman #1 did not encounter oil or gas and was plugged and abandoned.

As of March 28, 2014 we did not have any proven oil or gas reserves and we did not have any revenue.

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

Onshore licenses – Cooper Basin

We currently hold working interests of 48.5007% in two onshore Petroleum Exploration Licenses (PELs) in Australia. PEL 112 is comprised of 1,086 square kilometers (268,356 gross acres). PEL 444 is comprised of 2,358 square kilometers (582,674 gross acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. We are obligated to pay 3.53% in royalties on our revenues generated by operations on these licenses.

The Department of Primary Industries and Resources of South Australia reports that the Cooper Basin has sourced over 158 million barrels of oil, 5 trillion cubic feet of gas and 155 million equivalent barrels of LPG and condensate. It has in excess of 120,000 kilometers of 2-D seismic data and more than 1,970 wells in more than 103 oil and 165 gas fields. From January 2002 through to December 2012, 195 exploration wells and 85 appraisal/development wells have been drilled by the new explorers in the Cooper Basin. Most have targeted oil, however both oil and gas have been discovered. The new entrants found hydrocarbons in 89 of these wells (46% technical success rate) and 76 were cased and suspended as future producers (39% commercial success rate). Our management believes that Australia provides a stable regulatory, tax and business environment in the oil and gas sector.

Heavy rains beginning in February 2010 created wide scale flooding in the Cooper Basin. For nearly eighteen months, the inaccessibility of roads and facilities partially curtailed Cooper Basin oil production and resulted in a general contraction of exploration activity. As a result, we have applied for, and have been granted multiple license extensions on PEL 112 and PEL 444 from the Government of South Australia. Effective January 9, 2012, we were granted a variation of license terms on PEL 112. Under the variation, the minimum work requirements for PEL 112 License Year Three (3) were exchanged for those of PEL 112 License Year Four (4). Accordingly, the timeframe for acquisition of 100 kilometers of 2D seismic data on that license was moved from January 10, 2012 to January 10, 2013. Our seismic obligation on PEL 112 was completed in late September 2012. During January 3, 2013, we were also granted a six-month extension on PEL 444 such that the timeframe for acquisition of 200 kilometers of 2D seismic data on that license was moved from January 10, 2013 to July 11, 2013, and the overall license term for PEL 444 was extended to July 11, 2015. Seismic acquisition on PEL 444  was completed in July 2013.

Under Australian law, at the end of each five year term, one third of the area covered by a petroleum exploration license must be relinquished. In June 2008 the Government of South Australia renewed the lease term and associated work programs for PEL 112 and PEL 444 by five years. In connection with that renewal, we identified and relinquished one-third of the acreage covered by PEL 112 and PEL 444.

During November 2013, we applied for our final five-year renewal of PEL 112. On December 18, 2013, the Government of South Australia accepted our application and offered to renew PEL 112 in accordance with our suggested terms. In connection with that renewal, we identified and relinquished one-third of the acreage covered by PEL 112. The remaining license acreage contains all areas over which 2D and 3D seismic has been acquired, and all existing leads and prospects. We believe the acreage we relinquished was non-prospective. On March 12, 2014, the Government of South Australia finalized its renewal of PEL 112. As a result, we now hold a 48.5007% working interest in PEL 112 (which is comprised of 1,086 square kilometers (268,356 acres) until January 10, 2019.

To maintain our exploration rights in the Cooper/Eromanga Basin, the Australian Government requires that we fulfill the following minimum work commitments:

License	Description of Minimum Work Obligation	Date of Required Completion
PEL 444	Geological and geophysical studies	July 11, 2014
PEL 444	Drill one well	July 11, 2015
PEL 112	Geological and geophysical studies	January 10, 2015
PEL 112	Geological and geophysical studies	January 10, 2016
PEL 112	Acquire 50 square kilometers – 3D seismic	January 10, 2017
PEL 112	Geological and geophysical studies	January 10, 2018
PEL 112	Drill one well	January 10, 2019

The farm-in agreement through which we hold our working interests in PEL 112 and PEL 444 also obligates us to fulfill the drilling commitment set forth in the licenses. Under Australian law, we are entitled to apply for one additional 5-year term on PEL 444.

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

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$13,702,000) including:

●
AUD$4,700,000 (USD$4,968,000) which was placed in escrow during May 2012, for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license); and

●
AUD$4,500,000 (USD$4,670,000) which was placed in escrow on November 1, 2012 to secure Terra Nova’s obligation to sole fund the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$4,064,000) to be placed in escrow on or before 45 days following completion or abandonment of the third well in the initial well program for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%).

Terra Nova will act as contract operator with respect to all seismic acquisition and drilling work contemplated by the Terra Nova Farm-In Agreement.

Effective May 29, 2013, the Terra Nova Farm-In Agreement was amended such that of the AUD$4,500,000 (USD$4,670,000) placed in escrow for the Initial Well Program, AUD$500,000 (USD$482,250) was used to pay costs incurred in the PEL 444 seismic program. Costs incurred in relation to the seismic earning obligations in excess of AUD$5,200,000 (USD$5,152,000) are borne by Terra Nova, ACOR, Sakhai and us in accordance with our/their working interest percentages calculated as though Terra Nova had successfully completed its Earning Obligations and earned the entire Farm-In Interest.

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

Cooper Basin exploration activity

Our Cooper Basin exploration plan includes the acquisition of 3D seismic data on PEL 112 and PEL 444, and the drilling, completion and equipping of six (6) wells shared across both licenses. Current estimates indicate the costs to perform this work could be AUD$37.5 million (USD$33.9 million). Of this amount, approximately AUD$10.9 million (USD$9.8 million) has already been expended.

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

Work Area Clearance (“WAC”) on PEL 112 access roads and drill site locations began April 20, 2013 and was completed on April 22, 2013. WAC is the process by which anthropologists and representatives of Australia’s Native Title Holders review exploration sites to ensure planned activity does not harm the cultural integrity of the land to be explored.

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

The drilling of Wolfman #1 fulfilled our minimum work requirement for PEL 112 License Year Five. 3D Sesimic data has been acquired on only 11.7% (31,382 of 268,356 gross acres) of the land comprising PEL 112. We believe significant potential remains for future seismic to identify migration trends and additional prospects on PEL 112 during the next exploration term.

Upon completion of Wolfman #1 Terra Nova earned an additional undivided 5.8333% working interest in PEL 112. We, ACOR and Sakhai each contributed the following portion of the working interest earned to Terra Nova:

(a)	We contributed an undivided 4.8333% working interest in PEL 112 resulting in a residual working interest position of 48.5007% in that license;
(b)	ACOR contributed an undivided 0.5000% working interest in PEL 112; and
(c)	Sakhai contributed an undivided 0.5000% working interest in PEL 112.

On December 20, 2013, the Government of South Australia registered the transfer of the 5.8333% working interest earned by Terra Nova in PEL 112.

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

During February 2014, Terra Nova finalized its interpretation of the Wingman Survey data and earned a 25.8333% working interest in PEL 444. The working interest earned by Terra Nova was comprised of a 20% interest resulting from the completion of the Wingman Survey and a 5.8333% interest granted in connection with Terra Nova’s completion of the Wolfman #1 well. The Company, ACOR and Sakhai each contributed a portion of the working interest earned by Terra Nova as follows:

(a)	The Company contributed an undivided 18.1667% working interest in PEL 444 resulting in a residual working interest position of 48.5007% in that license;
(b)	ACOR contributed an undivided 3.8333% working interest in PEL 444; and
(c)	Sakhai contributed an undivided 3.8333% working interest in PEL 444.

As of March 28, 2014 the Government of South Australia was processing the documents required to finalize the transfer of the working interest earned by Terra Nova.

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

Competition

The petroleum and natural gas industry is highly competitive. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas properties as well as for the services of third party providers, such as drilling companies, upon which we rely. In the Cooper Basin, seismic and drilling contractors are limited. In large part, their schedules are controlled by demand from larger explorers in the area. Certain of our competitors control roads, bridges and other infrastructure we require to access our properties. Our reliance upon their infrastructure may create a competitive disadvantage for us. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do, and have demonstrated the ability to operate through industry cycles.

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

Our failure to obtain capital may significantly restrict our proposed operations

We need additional capital to fund operating losses and to explore for oil and gas. If we are unable to access funding when needed on acceptable terms, we may not be able to fully implement our business plans, take advantage of business opportunities, respond to competitive pressures, or refinance our debt obligations as they come due, any of which could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

We do not know the terms by which we may obtain any future capital, but any future sale of our equity securities would dilute the ownership of existing stockholders and could be at prices substantially below the market price of our common stock. We may not be able to obtain the capital we need.

We have never earned a profit from our oil and gas operations.

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

The marketability of our production depends in part upon the availability, proximity, and capacity of pipelines, and processing facilities.  Any significant change in market factors affecting these infrastructure facilities, as well as delays in the construction of new infrastructure facilities, could harm our business.  Any oil that we may produce will be delivered using facilities that we do not own or operate.  As a result, we are subject to the risk that these facilities may be temporarily unavailable due to mechanical reasons or market conditions, or may not be available to us in the future.  If we experience interruptions that impact a substantial amount of our production, it could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, or other business developments, such as oil or gas discoveries;

●	adoption of new accounting standards affecting our industry;

●	additions or departures of key personnel;

●	sales of our common stock or other securities in the open market;

●	conditions or trends in our industry;

●	changes in business, legal or regulatory conditions, or other developments affecting the oil and gas industry; and

●	other events or factors, many of which are beyond our control.

The stock market has experienced significant price and volume fluctuations, and the market prices of stock in exploration stage companies have been highly volatile.  In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against our company.  Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management's attention and resources, which could harm our business and financial condition.

Also see Item 1 above for a discussion of our competitive, regulatory and environmental risks.

IN ADDITION TO THE RISK FACTORS SET FORTH ABOVE, WE ARE SUBJECT TO NUMEROUS OTHER RISKS SPECIFIC TO OUR COMMON STOCK, OUR PARTICULAR BUSINESS AS WELL AS GENERAL BUSINESS RISKS. INVESTORS ARE URGED TO CONSIDER ALL OF THE RISKS INHERENT IN OUR SECURITIES PRIOR TO PURCHASING OR MAKING AN INVESTMENT DECISION.

ITEM 2.	PROPERTIES.

See Item 1 of this report.

ITEM 3.	LEGAL PROCEEDINGS.

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTCQB under the symbol “HENC.” The following chart shows the high and low bid prices as quoted by the OTC Bulletin Board or OTCQB Markets for each quarter for the fiscal years ended December 31, 2013 and 2012. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low
4th Quarter 2013	$0.36	$0.22
3rd Quarter 2013	$0.67	$0.23
2nd Quarter 2013	$0.69	$0.33
1st Quarter 2013	$0.47	$0.33
4th Quarter 2012	$0.50	$0.21
3rd Quarter 2012	$0.35	$0.18
2nd Quarter 2012	$0.44	$0.11
1st Quarter 2012	$0.43	$0.11

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

As of March 28, 2014 we had 40 record holders of our common stock.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. We plan to retain earnings to finance the expansion of our operations.

On December 31, 2013, we issued 50,149 shares of our common stock, at an average price of $0.299 per share, in connection with the conversion of $15,000 in administrative service fees payable to a wholly owned subsidiary of our controlling shareholder, Holloman Corporation. The certificates representing the shares will bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares and did not pay any underwriting discounts or sales commissions.

During the year ended December 31, 2013 we did not purchase any shares of our common stock from third parties in a private transaction or the open market. During the year ended December 31, 2013 none of our officers or directors, nor any of our principal shareholders, purchased any shares of our common stock on our behalf from third parties in a private transaction or as a result of purchases in the open market.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our combined consulting, management and professional fees for the year ended December 31, 2013, decreased by approximately $484,000 or 63% (from $777,573 to $293,710) when compared to the prior fiscal year. This decrease relates almost entirely to issuances under our 2009 Stock Bonus Plan ($21,750) and one-time bonuses paid in stock (totaling $483,334) during May 2012 in connection with successful completion of the Terra Nova Farm-In Agreement. More specifically, on April 2, 2012, our Board of Directors consented to the distribution of 666,670 shares of the common stock of Terra Nova to our directors, officers and principal advisors. These shares were distributed as compensation for efforts put forth in securing the Terra Nova Farm-In Agreement. The 666,670 shares had an aggregate value of $193,334, or $0.29 per share. On April 2, 2012 we also granted 1,000,000 shares of our common stock to a consultant whose efforts we judged instrumental in identifying and finalizing the Terra Nova Farm-In Agreement. The grant was conditioned upon the execution of that agreement which occurred on May 11, 2012. The 1,000,000 bonus shares had a fair market value at the date of grant equal to $290,000, or $0.29 per share. In addition, our Chief Executive officer was granted 75,000 shares of our common stock (fair value $21,750), under the terms of our 2009 Stock Bonus Plan during April 2012. No such grants or issuances were made during the current year.

Our office and travel expenses remained relatively stable between 2013 and 2012.

During the years ended December 31, 2013 and 2012, we incurred interest expense of $44,650 and $740, respectively. This increase in interest relates almost entirely to financing costs incurred in connection a loan of $1,000,000 finalized in late December 2012 (see further details below).

The Australian dollar decreased from 1.037 to 0.887 US dollars during the year ended December 31, 2013 and increased from 1.020 to 1.037 US dollars during the year ended December 31, 2012. As a result, we recognized a foreign exchange gain of $746,669 during 2013 and a foreign exchange loss $98,491 during 2012. Substantially all of our non-cash foreign exchange losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government in connection with our acquisition of PEL 112 and PEL 444.

On April 3, 2012, we granted 1,800,000 stock options to our Chief Executive Officer pursuant to the 2009 Non-Qualified Stock Option Plan (See Note 8 to the financial statements which accompany this report for a more detailed discussion). We determined that the total fair market value of the options granted was $104,874. Since the options were entirely vested at the date of grant, we recognized the entire value of the options as stock-based compensation expense during the year ended December 31, 2012. We recognized no expense in connection with the option plan during the year ended December 31, 2013, since all compensation expense related to the plans had been previously recognized.

In connection with the Terra Nova Farm-In Agreement, Terra Nova paid us cash fees totaling $350,000, and 666,670 shares of its common stock with a fair market value of $193,334. All fees paid by Terra Nova were fully earned upon receipt, and were not repayable to Terra Nova under any circumstances. After an offset of $54,719 in amounts refunded to ACOR and Sakhai, we recognized other income relating to these fees of $488,615 during the year ended December 31, 2012. During the year ended December 31, 2013, we had no other income.

On an inception to date basis, we have recognized a net loss of approximately $14,947,000. In largest part, that loss consisted of non-cash expense including: stock-based fees and compensation expense of $3,339,000, unrealized foreign exchange loss of $214,000, and a net impairment of oil and gas properties of approximately $5,152,000. In addition, we have incurred a net loss of  $1,671,000 related to the discontinued operations of a former subsidiary, and approximately $4,571,000 in other net losses, related to exploration stage operations.

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

On November 1, 2012, Terra Nova deposited AUD$4,500,000 (USD$4,670,000) in escrow as a deposit to sole fund the dry-hole costs of an initial three (3) well drilling program. We estimate that approximately AUD$200,000 (USD$180,600) remains in Terra Nova’s drilling escrow after the drilling of the Wolfman #1 well.

Our Cooper Basin exploration plan includes the acquisition of 3D seismic data on PEL 112 and PEL 444, and the drilling, completion and equipping of six (6) wells shared across both licenses. Current estimates indicate the costs to perform this work could be AUD$37.5 million (USD$33.9 million). Of this amount, approximately AUD$10.9 million (USD$9.8 million) has already been expended. Under the terms of the Terra Nova Farm-In Agreement, we estimate that Terra Nova will bear AUD$19.6 million (USD$17.8 million), we would bear AUD$4.8 million (USD$4.4 million) and our other working interest partners would bear AUD$2.2 million (USD$1.9 million), of planned future exploration costs.

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

On December 24, 2012 we borrowed $1,000,000 (“Loan”) from LPD Investments Ltd., (“Lender”). The Loan bears interest at 4.5% per annum and provides for a penalty rate of interest of 10% per year on any unpaid principal which is not paid when due. The Loan is payable upon demand of the Lender at any time, and may be prepaid by us without notice or penalty. On August 16, 2013, we voluntarily repaid $60,000 on the Loan, as a result, at December 31, 2013, the principal balance of the Loan was $940,000. The Lender is an unrelated party. Holloman Corporation has guaranteed our obligations under the Loan. Other than this Loan, and the obligations associated with our oil and gas concessions in Australia, we had no material future contractual obligations as of December 31, 2013.

On February 24, 2014, we initiated a non-binding transaction in which we agreed to assign a 1% overriding royalty interest in all production of oil, gas and associated hydrocarbons arising from lands covered by PEL 112 and PEL 444, in exchange for the remaining principal balance of the Loan ($940,000).The completion of this transaction is contingent upon the rejection of first rights of refusal by Terra Nova, ACOR and Sakhai.

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

Effective October 1, 2010, we executed an administrative services agreement with Holloman Corporation. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-day notice. During 2013, we recorded $60,000 (2012 – $60,000) of office expense and issued 156,343 (2012– 204,379) shares of our common stock as a result of this agreement.

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

We believe our plan of operations may require up to $10.8 million for exploration costs and administrative expenses over the twelve-month period ending March 31, 2015. We anticipate that our working interest partners will bear up to $8.1 million and that we may bear up to $2.7 million of that amount. We are attempting to raise investment capital to cover our portion of anticipated costs.

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

As of March 28, 2014 we did not have any off balance sheet arrangements.

As of March 28, 2014 we did not have any proven oil or gas reserves and we did not have any oil and gas revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", (based on the average of 12 month, first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At December 31, 2013, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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
We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash and cash equivalents totaled $23,260 and $1,009,882 at December 31, 2013 and 2012, respectively. We are exposed to a concentration of credit risk with respect to our cash deposits. We place cash deposits with highly rated financial institutions in the United States and Australia. At times, cash balances held in financial institutions may be in excess of insured limits. We believe the financial institutions are financially strong and the risk of loss is minimal. We have not experienced any losses with respect to the related risks and do not believe our exposure to such risks is more than normal.

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

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary (which is relatively inactive) are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of December 31, 2013, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Other Comprehensive Income (Loss)

We report and display comprehensive loss and its components in our consolidated financial statements. For the years ended December 31, 2013 and 2012, the only components of comprehensive loss were foreign currency translation adjustments.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, management concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, management concluded that during the period covered by this report our internal control over financial reporting was effective as of December 31, 2013.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Mark Stevenson	59	Chairman of the Board of Directors, President, Chief Executive Officer, and Secretary
Eric Prim	55	Chief Operating Officer, and Director
Robert Wesolek	57	Chief Financial Officer, Chief Accounting Officer and Treasurer
J. Douglas Brown	61	Director
Keith Macdonald	57	Director

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

Mark Stevenson, Chairman of the Board of Directors, President, Chief Executive Officer, and Secretary

Mark Stevenson was appointed as our President and Chief Executive Officer on July 1, 2009. Mr. Stevenson became a member of our Board of Directors on September 20, 2007 and was elected Chairman of that Board on January 4, 2008. Mr. Stevenson has been the President and Chief Executive Officer of Holloman Corporation (Houston, TX) since July 1998. Holloman Corporation is one of the largest employee owned engineering and construction companies in the United States. Prior to his appointment as President, Mr. Stevenson was employed by Holloman Corporation as Executive Vice President (1997-1998), Vice President - Pipeline Division (1979-1997) chief estimator (1977-1979) and field construction engineer (1976-1977). He joined Holloman Corporation in 1976, after receiving his B.S. in Construction Engineering from Texas Tech University in Lubbock. Mr. Stevenson has also served as a director of Terra Nova Energy Ltd., (TSVX) during the period from August 2012 to September 2013.

Eric Prim, Chief Operating Officer, and Director

Eric Prim joined our Board of Directors on September 20, 2007. On July 22, 2009, Mr. Prim was also appointed as our Chief Operating Officer. Mr. Prim is the President of Pilot Energy Solutions, and has been the Senior Vice President of Holloman Corporation since 1997. He has served as a director of EFLO Energy, Inc. (OTCQB) since March 2011. Prior to his association with Holloman, Mr. Prim held senior technical management positions with Hunt Energy (1982-1987) and Rexene Corporation (1987-1997). Mr. Prim holds a B.S. in Chemical Engineering from The University of Texas (1982) and an M.B.A. from Amber University (1987). Mr. Prim is a registered Professional Engineer in Texas and holds thirteen (13) issued or pending U.S. Patents, all pertaining to energy technology.

Robert Wesolek CPA, Chief Financial Officer, Chief Accounting Officer and Treasurer

Robert Wesolek has been the Chief Financial Officer of Holloman Energy Corporation since August 4, 2009, and has served as a director of EFLO Energy, Inc (OTCQB) since June 2011. Wesolek has acted as an executive consultant providing financial, regulatory and system design services to emerging corporations since 2006. In July, 2013, Mr. Wesolek also joined Pacific Hunt Energy Corp. as a director and its Chief Financial Officer. Prior to 2006, Mr. Wesolek served as Chief Financial Officer and director of Brussels Chocolates Inc. (2004-2006), President and Chief Executive Officer of The Navigates Corporation (1998-2004), Chief Financial Officer of Sharp Technology Inc. (1998-2001), President of the Desktop Software Division of Citadel Security Software (1996-1998), and Chief Operating Officer of Kent Marsh Ltd., Inc. (1988-1996). During the period from 1980 to 1988, Mr. Wesolek was a Senior Practice Manager in the Audit Division of Arthur Andersen LLP.

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

Keith MacDonald, Director

Keith Macdonald, CA joined our Board on August 4, 2009. Keith Macdonald has been President of Bamako Investment Management Ltd., a private holding and financial advisory company since 1994. Mr. Macdonald currently serves on the board of Bellatrix Exploration Ltd. (TSX), Madalena Ventures Inc. (TSXV), Surge Energy Inc. (TSX), and Mountainview Energy Ltd. (TSXV). Most recently, he was a director of Rocky Mountain Dealership Inc. (TSX), WCSB Oil & Gas Royalty Income Funds, Profound Energy Inc. (TSX), Cordy Oilfield Services Inc.(TSXV), Stratabound Minerals Inc.(TSXV) and Breaker Energy Ltd (TSX) , and prior thereto a director of several public and private oil and gas companies. Mr. Macdonald was founder, President and Director of New Cache Petroleums from 1987 until its amalgamation in 1994 and thereafter Chief Financial Officer and Director until its sale in 1999. He is a past Chairman and director of the Small Explorers and Producers of Canada.

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

Compensation Committee Interlocks and Insider Participation

We do not have a separate compensation committee. Our Board of Directors acts as our compensation committee. During the year ended December 31, 2013, all of our directors participated in deliberations concerning executive officer compensation.

During the year ended December 31, 2013, our Chief Operating Officer, Eric Prim, Chief Financial Officer, Robert Wesolek, and Director, Keith Macdonald were directors with the authority to approve compensation decisions for  EFLO Energy, Inc., an OTCQB natural resources exploration company. Mr. Macdonald and Mr. Wesolek are executive officers of that company.

Except for the foregoing, during the year ended December 31, 2013 none of our officers served as a compensation committee member or director of another entity whose officer(s) also served as one of our directors.

Compliance with Section 16A of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the Securities and Exchange Commission various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the Securities and Exchange Commission by such reporting persons, with the exception of Holloman Value Holdings LLC (our controlling shareholder) which filed one Form 4 covering four transactions after their due dates. These transactions related entirely to the conversion of administrative service fees to shares of our common stock.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table shows the compensation accrued or paid to our Chief Executive Officer, Chief Financial Officer, and those executive officers that earned more than $100,000 in 2013 and 2012:

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($) (3)	($)

Mark Stevenson (1)	2013	––	––	––	––	––	––
Chief Executive Officer	2012	––	––	21,750	104,874	27,619	154,243

Robert Wesolek (2)	2013	118,028	––	––	––	––	118,028
Chief Financial and Accounting Officer	2012	111,525	––	––	––	27,619	139,144

(1)
During the year ended December 31, 2012, Mr. Stevenson was granted 75,000 shares of stock (fair value $21,750) and stock options providing for the purchase of 1,800,000 shares of stock (fair value $104,874) under our 2009 Stock Bonus and Options Plans (see details below) as compensation for his services as an officer and director.

(2)
Mr. Wesolek is compensated in the form of fees for services rendered in the normal course of operations. The amount of the fees was established and approved by our Board of Directors. As of December 31, 2013, $42,475 in fees payable to Mr. Wesolek remained unpaid.

(3)
On April 2, 2012, our Board of Directors consented to the distribution of 666,670 shares of the common stock of Terra Nova to our directors, officers and principal advisors. We received the Terra Nova shares in connection with the Agreement with Terra Nova, and they were distributed as compensation for efforts put forth in securing that opportunity. The fair market value of the Terra Nova shares was the market price of the shares at the date they were earned by us. Mr. Stevenson and Mr. Wesolek each received 95,239 shares of Terra Nova stock with a value of $27,619, or $0.29 per share.

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

During the fiscal year ended December 31, 2013, no options were granted, exercised or forfeited by our officers or directors pursuant to our Non-Qualified Stock Option Plan.

The following table shows the options held by our officers and directors as of December 31, 2013. The options in the table were all granted pursuant to our Non-Qualified Stock Option Plan.

Outstanding Equity Awards at December 31, 2013

	Number of securities underlying unexercised options
	(#)	(#)	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price	Date

Eric Prim
Stock Option C	300,000	––	$1.00	August 15, 2014
Stock Option D	300,000	––	$1.20	August 15, 2014
Robert Wesolek
Stock Option C	150,000	––	$1.00	August 15, 2014
Stock Option D	150,000	––	$1.20	August 15, 2014
J.Douglas Brown
Stock Option C	300,000	––	$1.00	August 15, 2014
Stock Option D	300,000	––	$1.20	August 15, 2014
Keith Macdonald
Stock Option C	300,000	––	$1.00	August 15, 2014
Stock Option D	300,000	––	$1.20	August 15, 2014
Mark Stevenson
Stock Option C	450,000	––	$1.00	August 15, 2014
Stock Option D	450,000	––	$1.20	August 15, 2014
_________________

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Non-Qualified Stock Option Plan as of December 31, 2013. Our Non-Qualified Stock Option Plan has not been approved by our shareholders.
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

Director’s Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. During the year ended December 31, 2013, no compensation was paid to any of our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows as of March 28, 2014, the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Officers and Directors and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has, or shares, voting and investment power with respect to the shares shown.

Name and address of beneficial owner	Number of Shares (1)		Percentage of Common Stock
Mark Stevenson	49,901,156	(2&3)	44.82%
Chairman of the Board, Chief Executive Officer,
President and Secretary
333 North Sam Houston Parkway East
Suite 600
Houston, TX 77060

Eric Prim	49,636,416	(4)	44.70%
Chief Operating Officer and Director
4514 Siandra Creek Court
Houston, Texas 77386

Robert Wesolek	3,212,500		2.90%
Chief Financial Officer, Chief Accounting Officer and Treasurer
3 Farther Point
Houston, TX 77024

J. Douglas Brown	4,365,098		3.93%
Director
16E Les Roseyres, Gron1882
Vaud, Switzerland

Keith Macdonald	1,104,167	(5)	0.99%
Director
203 Heritage Place
Calgary, AB, Canada T3Z 3P3

Holloman Value Holdings, LLC	48,169,590		43.62%
333 North Sam Houston Parkway East
Suite 600
Houston, Texas 77060

All Officers and Directors as a group (five persons)	60,049,747		52.94%
——————
(1)	Includes shares which may be acquired on the exercise of options or warrants listed below, all of which were exercisable as of March 30, 2013.

	Shares Issuable Upon
Name	Exercise of Warrants	Exercise Price	Expiration Date
Mark Stevenson	450,000	$1.00	08/15/2014
Mark Stevenson	450,000	$1.20	08/15/2014
Eric Prim	300,000	$1.00	08/15/2014
Eric Prim	300,000	$1.20	08/15/2014
Robert Wesolek	150,000	$1.00	08/15/2014
Robert Wesolek	150,000	$1.20	08/15/2014
J. Douglas Brown	300,000	$1.00	08/15/2014
J. Douglas Brown	300,000	$1.20	08/15/2014
Keith Macdonald	300,000	$1.00	08/15/2014
Keith Macdonald	300,000	$1.20	08/15/2014
———————

(2)
Includes 429,745 shares held directly and 401,821 shares held indirectly by entities (excluding Holloman Value Holdings, LLC – Note 3) controlled by Mr. Stevenson, and shares issuable upon the exercise of warrants (Note 1).

(3)
Mark Stevenson is the President of Holloman Corporation. Holloman Corporation controls Holloman Value Holdings, LLC. Accordingly, Mr. Stevenson’s holdings include 48,169,590 shares owned of record by Holloman Value holdings, LLC.

(4)	Eric Prim is a Director of Holloman Value Holdings. Accordingly, Mr. Prim’s holdings include 48,169,590 shares owned of record by Holloman Value Holdings, LLC.
(5)	All shares are held indirectly by an entity controlled by Mr. Macdonald, and shares issuable upon the exercise of warrants

Securities authorized for issuance under equity compensation plans are detailed in Item 11 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Holloman Corporation, through its wholly-owned subsidiary Holloman Value Holdings, LLC is our parent corporation. As of March 28, 2014 Holloman Value Holdings, LLC owned 48,169,590 shares (44%) of our outstanding common stock. Mark Stevenson, our Chairman and Chief Executive Officer, and Eric Prim, our Director and Chief Operating Officer, are both senior executives with Holloman Corporation.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Weaver and Tidwell, L.L.P. (“Weaver”) for the audit of our annual financial statements for 2013 and 2012, and the aggregate fees paid or accrued for audit-related services and all other services rendered by Weaver for those years.

	2013	2012
Audit-related fees	65,500	67,500
Tax fees	6,550	––
Total	$72,050	$67,500

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

FINANCIAL STATEMENTS

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders Equity (Deficit)
Notes to Consolidated Financial Statements

EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.1	Share Exchange Agreement between Endeavor Energy Corporation, First Endeavor Holdings Inc. and Endeavor Canada Corporation(2)
10.2	Agreement between Endeavor Energy Corporation and Holloman Petroleum Pty. Ltd. for the purchase of assets and exchange of shares(3)
10.3	Option Agreement between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.4	Notice of Option Exercise relating to the Option Agreement between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.5	Farm Out Commitment Agreement between Holloman Energy Corporation and Holloman Oil & Gas, Ltd.(4)
10.6	Brandenburg Oil & Gas Farm-In Agreement, Petroleum Exploration Licenses 112 and 444 dated July 29, 2011(6)
10.7	Terra Nova Oil & Gas Farm-In Agreement, PELs 112 and 444, and Letter Agreement – Transaction Cost Sharing (7)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(5)
21.1	As of December 31, 2013 our subsidiaries were:
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
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Holloman Energy Corporation and Subsidiaries (an Exploration Stage Company) (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013, and for the period from inception (May 5, 2006) to December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Holloman Energy Corporation and Subsidiaries (an Exploration Stage Company) as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from inception (May 5, 2006) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver and Tidwell, L.L.P._____
WEAVER AND TIDWELL, L.L.P.
Houston, Texas
March 28, 2014

AN INDEPENDENT	WEAVER AND TIDWELL LLP
MEMBER OF BAKER TILLY	CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS	24 GREENWAY PLAZA, SUITE 1800,
HOUSTON, TX 77046
INTERNATIONAL	WWW.WEAVERLLP.COM	P: (713) 850 8787 F: (713) 850 1673

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
ASSETS
Cash	$23,260	$1,009,882
Other receivable	1,256	1,468
Prepaid expenses	8,447	6,657
Current Assets	32,963	1,018,007

Oil and gas properties, full cost method, unproven	17,185,618	16,629,162
Total Assets	$17,218,581	$17,647,169

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$237,133	$212,769
Note payable	940,000	1,000,000
Current Liabilities	1,177,133	1,212,769

Deferred tax liability	4,992,436	4,909,617
Total Liabilities	6,169,569	6,122,386

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
110,433,321 common shares (110,276,978 at December 31, 2012)	110,433	110,277
Additional paid in capital	25,888,388	25,828,544
Accumulated other comprehensive loss	(2,401)	(8,898)
Deficit accumulated during the exploration stage	(14,947,408)	(14,405,140)
Total Stockholders' Equity	11,049,012	11,524,783

Total Liabilities and Stockholders' Equity	$17,218,581	$17,647,169

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative results from
	May 5, 2006 (Inception)	Years Ended December 31,
	to December 31, 2013	2013	2012
CONTINUING OPERATIONS
Expenses
Consulting	$1,678,147	$61,318	$405,216
Foreign exchange (gain) loss	255,707	(746,669)	98,491
Gain on settlement of debt	(40,026)	-	-
Management and director's fees	1,471,898	118,028	271,393
Stock-based compensation expense	2,511,212	-	104,874
Office, travel and general	946,551	122,002	115,068
Professional fees	873,633	114,364	100,964
Salaries, wages, and benefits	86,666	-	-
Bad debt expense	3,395	-	3,395
Total Expenses	(7,787,183)	330,957	(1,099,401)

Other income and expense
Oil and gas property impairment	(7,396,207)	-	-
Deferred income tax recovery	2,244,107	-	-
Interest expense	(44,650)	(44,650)	-
Other Income	535,869	-	495,775
Income (Loss) from Continuing Operations	(12,448,064)	286,307	(603,626)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(2,454,637)	-	-
Gain on disposal of Endeavor	783,868	-	-
Loss from Discontinued Operations	(1,670,769)	-	-

INCOME (LOSS) BEFORE TAXES	(14,118,833)	286,307	(603,626)
Provision for income tax	(828,575)	(828,575)	-
NET LOSS	$(14,947,408)	$(542,268)	$(603,626)
Foreign currency translation	(2,401)	6,497	3,445
COMPREHENSIVE LOSS	$(14,949,809)	$(535,771)	$(600,181)

BASIC AND DILUTED NET LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE		$(0.00)	$(0.01)

BASIC AND DILUTED NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		110,330,146	109,784,955

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years Ended December 31,
	Cumulative results from May 5, 2006 (Inception) to December 31, 2013	2013	2012

OPERATING ACTIVITIES
Net loss	$(14,947,408)	$(542,268)	$(603,626)
Adjustments to reconcile net loss to net cash
used in operating activities:
Cash used by discontinued operations	1,729,701	-	-
Gain on disposal of Endeavor	(783,868)	-	-
Gain from settlement of indebtedness	(65,026)	-	-
Stock-based compensation and fee payments	3,339,212	-	416,624
Unrealized foreign exchange (gain) loss	213,759	(739,259)	101,666
Impairment of oil and gas properties (net of tax recovery)	5,152,100	-	-
Deferred income tax provision	828,575	828,575	-
Changes in working capital items
Other receivable	(1,256)	212	2,418
Prepaid expenses	(8,447)	(1,790)	(1,918)
Accounts payable and accrued liabilities	542,843	31,508	84,467
Contract advances	131,190	-	(7,160)
Cash used in operating activities	(3,868,625)	(423,022)	(7,529)

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	-	-
Oil and gas expenditures	(1,910,585)	(503,600)	(31,567)
Oil and gas expenditures recovered from partners	37,340	-	37,340
Cash acquired on acquisition	12,696	-	-
Deposit on acquisition	(639,487)	-	-
Cash provided by (used in) investing activities	(3,947,775)	(503,600)	5,773

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	-	-
Common stock issued for cash	3,505,001	-	-
Loans payable	1,050,567	-	1,000,000
Loan Repayments	(60,000)	(60,000)	-
Related party repayments	(100,000)	-	(100,000)
Proceeds from related parties	1,443,831	-	100,000
Cash provided by (used in) financing activities	7,839,660	(60,000)	1,000,000

CHANGE IN CASH	23,260	(986,622)	998,245
CASH, BEGINNING	-	1,009,882	11,637

CASH, ENDING	$23,260	$23,260	$1,009,882

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$56,063	$44,965	$1,190

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures in oil and gas properties	$52,857	$52,857	$-

NON-CASH FINANCING ACTIVITIES:
Shares issued for management fees	$231,750	$-	$21,750
Shares issued for services	$485,000	$60,000	$350,000
Shares issued on conversion of liabilities	$2,661,879	$-	$-
Shares issued for property acquired	$15,903,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From May 5, 2006 (Inception) to December 31, 2013

							Deficit
						Accumulated	Accumulated
	Common Shares		Preferred Shares		Additional	Other	During	Total
	Number		Number		Paid In	Comprehensive	Exploration	Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Income/(Loss)	Stage	Equity

Issuance of common shares to
to founder, May 2006	100	$1	-	$-	$-	$-	$-	$1

Comprehensive income (loss)
Net loss for the 8 months
ended December 31, 2006	-	-	-	-	-	-	(1,462,407)	(1,462,407)
Foreign currency translation	-	-	-	-	-	13,987	-	13,987
Total Comprehensive loss								(1,448,420)

Balance, December 31, 2006	100	1	-	-	-	13,987	(1,462,407)	(1,448,419)

Issued by the Company on acquisition of
ECC in August 2007	-	-	9,000	9	-	-	-	9
Issued by FEH on acquisition of ECC
in August, 2007	-	-	9,000,000	9,000	(9,000)	-	-	-
Adjustment to give effect to acquisition of
ECC in August, 2007	61,466,203	61,466	-	-	329,766	-	-	391,232
Shares of ECC acquired by legal parent	(100)	(1)	-	-	-	-	-	(1)
Issued at $1.50 per share in August 2007
on conversion of ECC debentures	1,093,155	1,093	-	-	1,638,640	-	-	1,639,733
Issued for cash at $1.00 per share	60,000	60	-	-	59,940	-	-	60,000
Issued for property at $0.86 per share	18,600,000	18,600	-	-	15,884,400	-	-	15,903,000

Comprehensive loss
Net loss	-	-	-	-	-	-	(1,507,745)	(1,507,745)
Foreign currency translation	-	-	-	-	-	(44,857)	-	(44,857)
Total Comprehensive loss								(1,552,602)

Balance, December 31, 2007	81,219,358	$81,219	9,009,000	$9,009	$17,903,746	$(30,870)	$(2,970,152)	$14,992,952
Write Off Accumulated Comprehensive
Income from ECC operations to
Extraordinary Gain	-	-	-	-	-	31,265	(70)	31,195
Preferred shares cancelled by the
Company on divestiture of ECC
February 2008	-	-	(6,500)	(6)	-	-	-	(6)
Prefrerred shares cancelled by FEH
on divestiture of ECC February 2008	-	-	(6,500,000)	(6,500)	-	-	-	(6,500)
Conversion of preferred shares to
common stock	2,502,500	2,503	(2,502,500)	(2,503)	-	-	-	-
Investment Units issued for cash at $0.30
per unit	2,766,668	2,767	-	-	744,233	-	-	747,000
Investment Units issued for cash at $0.255
per unit	6,664,706	6,664	-	-	1,618,335	-	-	1,624,999
Management fees converted to
common stock	2,005,833	2,006	-	-	197,987	-	-	199,993

Comprehensive income
Net income	-	-	-	-	-	-	808,322	808,322
Foreign currency translation	-	-	-	-	-	1,219	-	1,219
Total Comprehensive income								809,541

Balance, December 31, 2008	95,159,065	95,159	-	-	20,464,301	1,614	(2,161,900)	18,399,174
Conversion of indebtedness to
commmon stock	9,385,935	9,386	-	-	929,207	-	-	938,593
Issued for services	700,000	700	-	-	315,550	-	-	316,250
Investment units issued for cash at $0.48
per unit	1,860,416	1,860	-	-	891,140	-	-	893,000
Conversion of indebtedness to investment
units	132,404	133	-	-	63,421	-	-	63,554
Stock-based compensation granted	-	-	-	-	1,143,379	-	-	1,143,379

Comprehensive loss
Net loss	-	-	-	-	-	-	(8,650,016)	(8,650,016)
Foreign currency translation	-	-	-	-	-	(4,540)	-	(4,540)
Total Comprehensive loss								(8,654,556)
Balance, December 31, 2009	107,237,820	107,238	-	-	23,806,998	(2,926)	(10,811,916)	13,099,394
Issued for services	69,445	69	-	-	14,931	-	-	15,000
Stock-based compensation granted	-	-	-	-	1,066,126	-	-	1,066,126
Comprehensive loss
Net loss	-	-	-	-	-	-	(2,466,997)	(2,466,997)
Foreign currency translation	-	-	-	-	-	(5,733)	-	(5,733)
Total Comprehensive loss								(2,472,730)
Balance, December 31, 2010	107,307,265	107,307	-	-	24,888,055	(8,659)	(13,278,913)	11,707,790
Investment units issued for cash at $0.15
per unit	1,200,001	1,200	-	-	178,800	-	-	180,000
Investment units issued for services	133,334	134	-	-	19,866	-	-	20,000
Conversion of indebtness to investment
units	66,667	67	-	-	9,933	-	-	10,000
Issued for services	290,332	290	-	-	59,710	-	-	60,000
Stock-based compensation granted	-	-	-	-	196,835	-	-	196,835

Comprehensive loss
Net loss	-	-	-	-	-	-	(522,601)	(522,601)
Foreign currency translation	-	-	-	-	-	(3,684)	-	(3,684)
Total Comprehensive loss								(526,285)
Balance, December 31, 2011	108,997,599	108,998	-	-	25,353,199	(12,343)	(13,801,514)	11,648,340

Stock-based compensation granted	75,000	75	-	-	126,549	-	-	126,624
Issued for services	1,204,379	1,204	-	-	348,796	-	-	350,000

Comprehensive loss
Net loss	-	-	-	-	-	-	(603,626)	(603,626)
Foreign currency translation	-	-	-	-	-	3,445	-	3,445
Total Comprehensive loss								(600,181)
Balance, December 31, 2012	110,276,978	110,277	-	-	25,828,544	(8,898)	(14,405,140)	11,524,783

Issued for services	156,343	156	-	-	59,844	-	-	60,000
Comprehensive income
Net loss	-	-	-	-	-	-	(542,268)	(542,268)
Foreign currency translation	-	-	-	-	-	6,497	-	6,497
Total Comprehensive loss								(535,771)
Balance, December 31, 2013	110,433,321	$110,433	-	$-	$25,888,388	$(2,401)	$(14,947,408)	$11,049,012

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE AND CONTINUANCE OF OPERATIONS

Holloman Energy Corporation (the “Company”), was incorporated in the State of Nevada on May 14, 2004. The Company focuses on oil and gas exploration and development in Australia’s Cooper Basin.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage. It has not generated operating revenues, and has accumulated losses of $14,947,408 since inception. The Company has funded its operations through the issuance of capital stock, joint venturing of its work program obligations with third parties who have paid a significant portion of required program costs, and debt. Management plans to raise additional funds through: third-party equity or debt financings, continued joint venturing of its work program obligations, and reliance upon the continued support of its controlling shareholder. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon: the continued participation of its joint venture partners and the support of its controlling shareholder, its ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generating profitable operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with US GAAP, and are expressed in United States dollars. The Company has not produced revenues from its principal business and is an exploration stage company as defined by Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. These statements include the accounts of the Company and its wholly owned subsidiaries First Endeavor Holdings, Inc. (“FEH”) and Holloman Petroleum Pty. Ltd. (“Holloman Petroleum”). All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these consolidated financial statements relate to carrying values of oil and gas properties, determination of fair values of stock based transactions, and deferred income tax rates.

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

Fair Market Measurements

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Acquired oil and gas properties are reported at fair value on a nonrecurring basis in the Company’s balance sheet. See Oil and Gas Properties below for further discussion of the methods and assumptions used to estimate fair values.

Cash, Cash Equivalents and the Fair Value of Financial Instruments

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash and cash equivalents totaled $23,260 and $1,009,882 at December 31, 2013 and 2012, respectively. The Company is exposed to a concentration of credit risk with respect to its cash deposits. The Company places cash deposits with highly rated financial institutions in the United States and Australia. At times, cash balances held in financial institutions may be in excess of insured limits. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risks is more than normal.

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

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Costs of unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized. At December 31, 2013 and 2012, the Company assessed that there was no material impairment of unproved properties.

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on 12-month average of first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At December 31, 2013, all of the Company’s oil and gas interests were classified as unproven properties and were not being amortized.

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

Other Comprehensive Income (Loss)

The Company reports and displays comprehensive income and loss and its components in the consolidated financial statements. For the years ended December 31, 2013 and 2012, the only components of comprehensive loss were foreign currency translation adjustments.

Earnings Per Share

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of Basic EPS for each period since we had no securities outstanding during periods in which the Company generated net income that were potentially dilutive.

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

On February 1, 2008, the Company entered into an agreement with its former Chief Executive Officer which provided the Company the option of exchanging all of its interest in Endeavor. On February 15, 2008, the option was exercised. In exchange, all outstanding shares of Endeavor were transferred to the former CEO. The Company recognized a gain on its divestiture of Endeavor as follows:

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

4.  OIL AND GAS PROPERTIES

General

All of the Company’s oil and gas properties are located in Australia and are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion. The costs incurred in oil and gas property acquisition and exploration activities are summarized as follows:

Australian Exploration Properties - Unproven
Balance, December 31, 2006	$––
Acquisition costs	15,903,000
Impact of deferred tax liability	6,177,000
Exploration costs	290,925
Balance, December 31, 2007	22,370,925
Exploration Costs	710,204
Balance, December 31, 2008	23,081,129
Write down – Barrow	(2,908,010)
Write down – Vic P60	(2,212,197)
Write down – Deferred tax gross-ups	(1,636,508)
Exploration Costs	131,806
Balance, December 31, 2009	16,456,220
Exploration Costs	174,571
Balance, December 31, 2010	16,630,791
Exploration Costs	4,144
Balance, December 31, 2011	16,634,935
Exploration Costs - Recovered	(5,773)
Balance, December 31, 2012	16,629,162
Exploration Costs	556,456
Balance, December 31, 2013	$17,185,618

Offshore – The Gippsland and Barrow Basins

In May 2007, the Company entered into an agreement to acquire a 62.5% working interest in an Australian oil and gas exploration permit (“Vic P60”) covering 340,000 acres, more or less, in the Gippsland Basin in Australia. On November 21, 2007, the Company purchased seven Australian oil and gas permits. This purchase was facilitated by the acquisition of Holloman Petroleum, a privately held Australian-based company, for 18,600,000 shares of the Company's common stock with a fair market value of $15,903,000. The purchase included a 66.67% working interest in three licenses located in the Cooper Basin in the State of South Australia, the remaining 37.5% working interest in Vic P60 and a 100% working interest in three permits in the Barrow Sub-Basin in the State of Western Australia. During 2009, the Company relinquished its Barrow Sub-Basin and Vic P60 permits, and recognized a net loss on the impairment of oil and gas assets of $5,759,694. This loss included the write-off of a $639,487 deposit paid in connection with the acquisition of Vic P60. The carrying value of oil and gas properties was also reduced by $1,636,508 in deferred tax gross-ups relating to the relinquished permits.

Onshore – The Cooper Basin

At December 31, 2013, the Company holds working interests in two onshore Petroleum Exploration Licenses (PELs) in Australia. PEL 112, in which the Company holds a 48.5007% working interest, is comprised of 2,196 square kilometers (542,643 gross acres, 263,185 net acres). PEL 444, in which the Company holds a 66.667% working interest, is comprised of 2,358 square kilometers (582,674 gross acres, 388,451 net acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. The Company’s oil and gas properties are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion.

Subsequent to December 31, 2013 the Company renewed its license on PEL 112 and relinquished a portion of its acreage. The Company believes the acreage relinquished was non-prospective. The Company also granted an additional working interest in PEL 444 to a joint venture partner in connection with the Terra Nova Farm-In Agreement (see Note 12).

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

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$14,308,000) including:

●
AUD$4,700,000 (USD$4,968,000) which was placed in escrow during May 2012 for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license upon completion of the seismic obligations);

●
AUD$4,500,000 (USD$4,670,000) which was placed in escrow on November 1, 2012 to secure Terra Nova’s obligation to sole fund the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$4,670,000) to be placed in escrow on or before 45 days following completion or abandonment of the third well in the initial well program for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%).

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

On July 23, 2013, the Company spudded the Wolfman #1 exploration well on PEL 112. The well’s primary oil objective, the Namur Sandstone, was encountered at approximately 1,197 meters (3,927 feet) on August 6, 2013. Drilling continued to its secondary targets in the Birkhead formation and Hutton sandstones. Wolfman #1 reached Total Depth of 1,703 meters (5,587 feet), on August 7, 2013. No oil shows were observed while drilling in the primary and secondary oil objectives, and the well was plugged and abandoned. The entire cost of the well was paid by Terra Nova in accordance with the terms of the Agreement. The drilling of Wolfman #1 fulfilled the Company’s minimum work requirement for PEL 112 License Year Five.

Upon completion of Wolfman #1 Terra Nova earned an additional undivided 5.8333% working interest in PEL 112. The Company, ACOR and Sakhai each contributed the following portion of the working interest earned to Terra Nova:

(a)	The Company contributed an undivided 4.8333% working interest in PEL 112 resulting in a residual working interest position of 48.5007% in that license;
(b)	ACOR contributed an undivided 0.5000% working interest in PEL 112; and
(c)	Sakhai contributed an undivided 0.5000% working interest in PEL 112.

On December 20, 2013, the Government of South Australia registered the transfer of the 5.8333% working interest earned by Terra Nova in PEL 112.

During November 2013, the Company applied for a five-year renewal of its license on PEL 112. In connection with its application, the Company offered to relinquish 1,110 square kilometers (274,287 acres) of the area covered by that license. The Company’s management believes the acreage to be relinquished is non-prospective. On December 18, 2013, the Government of South Australia accepted the Company’s application and offered to renew its license on PEL 112.

Subsequent to December 31, 2013, the renewal of the Company’s license on PEL 112 was finalized (see Note 12). The Company intends to continue development of the remaining prospects identified on that concession.

Acquisition of 80 square kilometers of 3D seismic data on PEL 444 (the “Wingman Survey”) began May 28, 2013 and was completed on July 2, 2013. At December 31, 2013, the processing of seismic data from the Wingman Survey was complete and the Company was awaiting interpretation of that data. The completion of the Wingman Survey fulfills the Company’s minimum work requirements for PEL 444 License Year Three. Subsequent to December 31, 2013, Terra Nova finalized its interpretation of the Wingman Survey data and earned a 25.8333% working interest in PEL 444 (see Note 12).

5. NOTE PAYABLE

On December 24, 2012, the Company entered into a Promissory Note with an unrelated party (“Lender”) under which it borrowed the principal amount of $1,000,000 (the “Note”). The Note bears interest at 4.5% per annum and provides for a penalty rate of interest of 10% per year on any unpaid principal which is not paid when due. The Note is payable upon demand of the Lender at any time, and may be prepaid by the Company without notice or penalty and has therefore been classified as a current liability. On August 16, 2013, the Company voluntarily repaid $60,000 of principal on the Note, as a result, at December 31, 2013, the principal balance of the Note was $940,000.

For the years ended December 31, 2013 and 2012, the Company recognized $43,979 and $740, respectively in interest expense on the Note, $10,662 of interest incurred remained unpaid at December 31, 2013.

The Company’s controlling shareholder guaranteed the Company’s obligations under the Note.

Subsequent to December 31, 2013, the Company initiated a transaction in which the remaining principal balance of the Note will be exchanged by the Lender for a 1% overriding royalty interest in all production of oil, gas and associated hydrocarbons from PEL 112 and PEL 444 (see Note 12).

6. OTHER INCOME

During the year ended December 31, 2012, in connection with the Agreement, Terra Nova paid the Company cash fees totaling $350,000, and 666,670 shares of its common stock with a fair market value of $193,334 (see Note 4). All fees paid by Terra Nova were fully earned upon receipt, and were not repayable to Terra Nova under any circumstances. After an offset of $54,719 in amounts refunded to ACOR and Sakhai, the Company recognized other income relating to these fees of $488,615.

On July 29, 2011, the Company entered into an oil and gas farm-in agreement with Brandenburg Energy Corp., ("Brandenburg"). In connection with this agreement, Brandenburg paid the Company $261,212 in contract advances. On February 27, 2012, the Company terminated its agreement with Brandenburg. Upon execution of the agreement with Brandenburg, $261,212 in contract payments became non-refundable. Of that amount $40,094, which had been incurred on contract related expenditures during the three months ended June 30, 2011, were recognized as other income during the year ended December 31, 2011. The remaining balance of $7,160 was recognized as other income during the year ended December 31, 2012.

7.  RELATED PARTY TRANSACTIONS

On December 24, 2012, the Company’s controlling shareholder guaranteed the Company’s obligations under a note payable in the principal amount of $1,000,000 (see Note 5).

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

On April 2, 2012, the Company granted 1,000,000 shares of its common stock to a consultant whose efforts it judged instrumental in identifying and finalizing the Agreement with Terra Nova (see Note 10).

On March 1, 2012, the Company executed a promissory note in the principal amount of $100,000 with one of its consultants who is also a shareholder. The note was non-interest bearing and payable upon demand. The entire principal amount of the note was repaid on March 23, 2012.

During 2013, management fees totaling $118,028 (2012 - $111,525) were paid to the Company’s Chief Financial Officer. The fees were incurred as compensation for services rendered in the normal course of operations and were paid at the amount established and agreed to by the related parties.

Effective October 1, 2010, the Company executed an administrative services agreement with Holloman Corporation, the Company’s controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of the Company’s restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days’ notice. During 2013, the Company recorded $60,000 (2012 – $60,000) of office expense and issued 156,343 (2012– 204,379) shares of its common stock as a result of this agreement (see Note 10).

8.  STOCK-BASED COMPENSATION

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

On February 14, 2012, stock warrants providing for the purchase of 700,003 shares of the Company’s common stock, at a price of $0.25 per share, expired without exercise. On August 15, 2012, stock options granted in connection with the Company’s 2009 Non-Qualified Stock Option Plan providing for the purchase of 3,300,000 shares of the Company’s common stock, at a weighted average price of $0.75 per share expired without exercise. At December 31, 2013 the Company had a total of 3,300,000 stock options outstanding with weighted average exercise prices and lives of $1.10 and 8.5 months, respectively.

A summary of Option Plan activity as of December 31, 2013, and changes during the year then ended is presented below.

Options	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (yrs)	Aggregate Intrinsic value
Outstanding – January 1, 2013	3,300	$1.10
Granted	––	––
Exercised	––	––
Forfeited or expired	––	––
Outstanding – December 31, 2013	3,300	$1.10	0.71	$0.00
Exercisable – December 31, 2013	3,300	$1.10	0.71	$0.00

There was no share-based compensation recognized during the year ended December 31, 2013.

A total of $104,874 in non-cash, stock-based compensation was recognized in connection with the Option Plan during the year ended December 31, 2012.

In addition, on April 3, 2012, the Company authorized the issuance of 75,000 bonus shares of its common stock pursuant to the 2009 Stock Bonus Plan. The fair market value of these bonus shares is the market price of the shares at the date of grant. The 75,000 bonus shares had an aggregate value of $21,750, or $0.29 per share at that date.

On April 3, 2012, the Company also issued its Chief Executive Officer fractional participation in a 2% net revenue interest in wells drilled by the Company on PEL 112 and PEL 444. The participation units granted represent a 0.017% interest in the Company’s Cooper Basin revenues, after all royalties, exploration expenses, operating costs and capital investments associated with the Cooper Basin have been recovered. In management’s opinion no value can be assigned to these revenue interests, as any valuation is non-estimable.

9.  PREFERRED SHARES

The Company and its wholly-owned subsidiary, First Endeavor Holdings (“FEH”), are each authorized to issue 10,000,000 preferred shares with a par value of $0.001 per share. At December 31, 2013 and 2012, neither the Company nor FEH had any preferred shares outstanding.

10.  COMMON SHARES

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

During 2013, the Company issued 156,343 (2012 – 204,379) shares of common stock, at an average price of $0.384 (2012 - $0.294) per share in connection with the conversion of $60,000 (2012 - $60,000) in administrative service fees payable to its controlling shareholder.

11.  INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Statutory tax rates	35%	35%
Expected recovery of income taxes at statutory rates	$103,182	$(214,506)
Increase (reduction) in income taxes resulting from:
Non-deductible expenditures and other	-	34,282
Foreign exchange rate and tax rate differences	(220,870)	27,917
Valuation allowance change	946,263	152,307
Provision for income taxes	$828,575	$––

The significant components of deferred income tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Deferred income tax assets:
Stock-based compensation	$878,925	$878,925
US net operating loss carryforwards	1,509,626	1,353,256
Australian operating loss carryforwards	814,822	277,616
Australian deposits on property	––	––
US loan receivable	543,806	543,806
Other accruals	17,536	16,889
Total deferred income tax assets	3,764,715	3,070,492
Less: valuation allowance	(3,764,715)	(2,818,452)
Deferred income tax assets, net	-	252,040
Petroleum and natural gas properties, Australia	(4,992,436)	(5,161,657)
Deferred income tax liabilities, net	$(4,992,436)	$(4,909,617)

In the United States, the Company had regular tax net operating losses of $4,313,217 that expire from 2026-2036. A valuation allowance of $2,406,087 has been applied against the deferred tax assets.

In Australia, the Company had regular tax net operating losses of $2,716,074 that may be used in future years to reduce taxable income. A valuation allowance of $1,358,629 has been applied against the deferred tax assets.

The Company's tax returns for 2010 and subsequent years remain subject to examination by tax authorities.

12.  SUBSEQUENT EVENTS

During November 2013, the Company applied for a five-year renewal of its license on PEL 112. On December 18, 2013, the Government of South Australia accepted the Company’s application and offered to renew its license on PEL 112 in accordance with its terms. On March 12, 2014, the Government of South Australia finalized its renewal of PEL 112. As a result, the Company now holds a 48.5007% working interest in PEL 112 comprising 1,086 square kilometers  (268,356 acres) until January 10, 2019.

During February 2014, Terra Nova finalized its interpretation of the Wingman Survey data and earned a 25.8333% working interest in PEL 444. The working interest earned by Terra Nova was comprised of a 20% interest resulting from the completion of the Wingman Survey and a 5.8333% interest granted in connection with Terra Nova’s completion of the Wolfman #1 well. The Company, ACOR and Sakhai each contributed a portion of the working interest earned by Terra Nova as follows:

(d)	The Company contributed an undivided 18.1667% working interest in PEL 444 resulting in a residual working interest position of 48.5007% in that license;
(e)	ACOR contributed an undivided 3.8333% working interest in PEL 444; and
(f)	Sakhai contributed an undivided 3.8333% working interest in PEL 444.

As of March 28, 2014 the Government of South Australia was processing the documents required to finalize the transfer of the working interest earned by Terra Nova.

On February 24, 2014, the Company initiated a non-binding transaction in which it has agreed to assign a 1% overriding royalty interest in all production of oil, gas and associated hydrocarbons arising from lands covered by PEL 112 and PEL 444 in exchange for $940,000, which is the remaining principal balance of its Note payable to a third party (see Note 5). The completion of the transaction is contingent upon the rejection of first rights of refusal by Terra Nova, ACOR and Sakhai.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION

March 28, 2014	By:	/s/ Mark Stevenson
Mark Stevenson
President and Principal Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Mark Stevenson	March 28, 2014
Mark Stevenson, Principal Executive Officer and Director

/s/ Robert Wesolek	March 28, 2014
Robert Wesolek, Principal Financial and Accounting Officer

/s/ J. Douglas Brown	March 28, 2014
J. Douglas Brown, Director

/s/ Eric Prim	March 28, 2014
Eric Prim, Director

/s/ Keith Macdonald	March 28, 2014
Keith Macdonald, Director