Form 10-Q
period 2014-03-31
HOLLOMAN ENERGY CORP
filed 2014-05-15
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class of Stock	No. Shares Outstanding	Date
Common	111,013,309	May 15, 2014

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

ASSETS
Cash	$2,536	$23,260
Other receivable	1,309	1,256
Prepaid expenses	9,089	8,447
Current Assets	12,934	32,963

Oil and gas properties, full cost method, unproven	16,261,541	17,185,618
Total Assets	$16,274,475	$17,218,581

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$298,669	$237,133
Note payable	-	940,000
Current Liabilities	298,669	1,177,133

Deferred tax liability	5,195,422	4,992,436
Total Liabilities	5,494,091	6,169,569

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
110,481,360 common shares (110,433,321 at December 31, 2013)	110,481	110,433
Additional paid in capital	25,903,340	25,888,388
Accumulated other comprehensive loss	(6,389)	(2,401)
Deficit accumulated during the exploration stage	(15,227,048)	(14,947,408)
Total Stockholders' Equity	10,780,384	11,049,012

Total Liabilities and Stockholders' Equity	$16,274,475	$17,218,581

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results from
	May 5, 2006 (Inception)	3 Months Ended March 31,
	to March 31, 2014	2014	2013

CONTINUING OPERATIONS
Expenses
Consulting	$1,700,670	$22,523	$15,000
Foreign exchange (gain) loss	458,719	203,012	24,748
Gain on settlement of debt	(40,026)	-	-
Management and director's fees	1,488,548	16,650	35,078
Stock-based compensation expense	2,511,212	-	-
Office, travel and general	974,626	28,075	35,608
Professional fees	877,500	3,867	4,550
Salaries, wages and benefits	86,666	-	-
Bad debt expense	3,395	-	-
Total Expenses	(8,061,310)	(274,127)	(114,984)

Other income and expense
Oil and gas property impairment	(7,396,207)	-	-
Deferred income tax recovery	2,244,107	-	-
Interest expense	(50,163)	(5,513)	(11,237)
Other income	535,869	-	-
Income (Loss) from Continuing Operations	(12,727,704)	(279,640)	(126,221)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(2,454,637)	-	-
Gain on disposal of Endeavor	783,868	-	-
Loss from Discontinued Operations	(1,670,769)	-	-

NET LOSS BEFORE TAXES	(14,398,473)	(279,640)	(126,221)
Provision for income tax	(828,575)	-	-
NET LOSS	$(15,227,048)	$(279,640)	$(126,221)
Foreign currency translation	(6,389)	(3,988)	(249)
COMPREHENSIVE LOSS	$(15,233,437)	$(283,268)	$(126,470)

BASIC AND DILUTED NET LOSS FROM
CONTINUING OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)

BASIC AND DILUTED NET LOSS FROM DISCONTINUED
OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		110,433,855	110,277,378

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results from
	May 5, 2006 (Inception)	Three Months Ended March 31,
	to March 31, 2014	2014	2013

OPERATING ACTIVITIES
Net loss	$(15,227,048)	$(279,640)	$(126,221)
Adjustments to reconcile net loss to net cash
used in operating activities:
Cash used by discontinued operations	1,729,701	-	-
Gain on disposal of Endeavor	(783,868)	-	-
Gain from settlement of indebtedness	(65,026)	-	-
Stock-based compensation and fee payments	3,339,212	-	-
Unrealized foreign exchange (gain) loss	412,757	198,998	24,499
Impairment of oil and gas properties (net of tax recovery)	5,152,100	-	-
Deferred income tax provision	828,575	-	-
Changes in working capital items
Other receivable	(1,309)	(53)	(7)
Prepaid expenses	(9,089)	(642)	(1,841)
Accounts payable and accrued liabilities	603,456	60,613	(27,958)
Contract advances	131,190	-	-
Cash used in operating activities	(3,889,349)	(20,724)	(131,528)

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	-	-
Oil and gas expenditures	(1,910,585)	-	-
Oil and gas expenditures recovered from partners	37,340	-	-
Cash acquired on acquisition	12,696	-	-
Deposit on acquisition	(639,487)	-	-
Cash used in investing activities	(3,947,775)	-	-

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	-	-
Common stock issued for cash	3,505,001	-	-
Loans payable	1,050,567	-	-
Loan repayments	(60,000)	-	-
Related party repayments	(100,000)	-	-
Proceeds from related parties	1,443,831	-	-
Cash provided by financing activities	7,839,660	-	-

CHANGE IN CASH	2,536	(20,724)	(131,528)
CASH, BEGINNING	-	23,260	1,009,882

CASH, ENDING	$2,536	$2,536	$878,354

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$66,675	$10,612	$-

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures in oil and gas properties	$68,780	$15,923	$14,193

NON-CASH FINANCING ACTIVITIES:
Shares issued for management fees	$231,750	$-	$-
Shares issued for services	$500,000	$15,000	$15,000
Shares issued on conversion of liabilities	$2,661,879	$-	$-
Shares issued for property acquired	$15,903,000	$-	$-
Debt exchanged for issuance of ORRI	$940,000	$940,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements and footnotes included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its consolidated financial position, results of operations or cash flows.

2.  OIL AND GAS PROPERTIES

At March 31, 2014, the Company holds a 48.5007% working interest in two onshore Petroleum Exploration Licenses (PELs) in Australia. PEL 112 is comprised of 1,086 square kilometers (268,356 gross acres, 130,155 net acres), and PEL 444 is comprised of 2,358 square kilometers (582,674 gross acres, 282,601 net acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. The Company’s oil and gas properties are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion.

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

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$13,805,000) including:

●
AUD$4,700,000 (USD$4,968,000) which was placed in escrow during May 2012 for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license upon completion of the seismic obligations);

●
AUD$4,500,000 (USD$4,670,000) which was placed in escrow on November 1, 2012 to secure Terra Nova’s obligation to sole fund the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$4,167,000) to be placed in escrow on or before 45 days following completion or abandonment of the third well in the initial well program, for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%).

Terra Nova acts as contract operator with respect to all seismic acquisition and drilling work contemplated by the Agreement.

Effective May 29, 2013, the Agreement was amended such that of the AUD$4,500,000 (USD$4,670,000) placed in escrow for the Initial Well Program, AUD$500,000 (USD$482,250) was used to pay costs incurred in the PEL 444 seismic program. Costs incurred in relation to the seismic earning obligations in excess of AUD$5,200,000, (USD$4,857,000), previously AUD$4,700,000, have been borne by Terra Nova, the Company, ACOR and Sakhai in accordance with their working interest percentages calculated as though Terra Nova had successfully completed its Earning Obligations and earned the entire Farm-In Interest.

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

Upon completion of Wolfman #1 Terra Nova earned an additional undivided 5.8333% working interest in PEL 112. The Company, ACOR and Sakhai each contributed the following portion of the working interest earned to Terra Nova:

(a)	The Company contributed an undivided 4.833% working interest in PEL 112 resulting in a residual working interest position of 48.5007% in that license;
(b)	ACOR contributed an undivided 0.5000% working interest in PEL 112; and
(c)	Sakhai contributed an undivided 0.5000% working interest in PEL 112.

On December 20, 2013, the Government of South Australia registered the transfer of the 5.8333% working interest earned by Terra Nova in PEL 112.

During November 2013, the Company applied for a five-year renewal of its license on PEL 112. In connection with its application, the Company offered to relinquish 1,110 square kilometers (274,287 gross acres) of the area covered by that license. On March 12, 2014, the Government of South Australia accepted the Company’s application and finalized its renewal of PEL 112. As a result, the Company now holds a 48.5007% working interest in PEL 112 until January 10, 2019. The Company’s management believes the acreage relinquished in connection with this renewal was non-prospective, and intends to develop the prospects identified on its remaining acreage in that concession.

Acquisition of 80 square kilometers of 3D seismic data on PEL 444 (the “Wingman Survey”) began May 28, 2013 and was completed on July 2, 2013. During February 2014, Terra Nova finalized its interpretation of the Wingman Survey data and earned a 25.8333% working interest in PEL 444. The working interest earned by Terra Nova consisted of a 20% interest resulting from the completion of the Wingman Survey and a 5.8333% interest granted in connection with Terra Nova’s completion of the Wolfman #1 well. The Company, ACOR and Sakhai each contributed a portion of the working interest earned by Terra Nova as follows:

(a) The Company contributed an undivided 18.1667% working interest in PEL 444 resulting in a residual working interest position of 48.5003% in that license;
(b) ACOR contributed an undivided 3.8333% working interest in PEL 444; and
(c) Sakhai contributed an undivided 3.8333% working interest in PEL 444.

On May 7, 2014, the Government of South Australia registered the transfer of the 25.8333% working interest earned by Terra Nova in PEL 444. The completion of the Wingman Survey fulfills the Company’s minimum work requirements for PEL 444 License Year Three.
Effective February 15, 2014, the Company assigned a 1% overriding royalty interest in all production of oil, gas and associated hydrocarbons arising from lands covered by PEL 112 and PEL 444 in exchange for debt forgiveness of $940,000, which was the remaining principal balance of its note payable to a third party (see Note 3). The  income from the royalty interest conveyed will be computed on actual sales value of the oil and gas net of severance, Australian Production Levy, production taxes, and transportation costs.

3. EXTINGUISHMENT OF NOTE PAYABLE

On December 24, 2012, the Company entered into a promissory note with an unrelated party (“Lender”) under which it borrowed the principal amount of $1,000,000 (the “ Promissory Note”). On August 16, 2013, the Company voluntarily repaid $60,000 on the Promissory Note. Effective February 15, 2014, the Company extinguished the Promissory Note by exchanging its remaining principal balance ($940,000) for a 1% overriding royalty interest in favor of the Lender in all production of oil, gas and associated hydrocarbons from PEL 112 and PEL 444 (see Note 2).

 The Promissory Note bore interest at 4.5% per annum and provided for a penalty rate of interest of 10% per year on any unpaid principal which is not paid when due. The Promissory Note was payable upon demand of the Lender at any time, and was guaranteed by the Company’s controlling shareholder.

During the three months ended March 31, 2014 and 2013, the Company recognized $5,513 and $11,237, respectively in interest expense on the Promissory Note. $15,993 and $11,237 of interest incurred remained unpaid at March 31, 2014 and 2013, respectively.

4. COMMON STOCK AND STOCK-BASED COMPENSATION

The Company incurs $15,000 in administrative service fees payable to a wholly owned subsidiary of its controlling shareholder on a quarterly basis. During the three months ended March 31, 2014 and 2013, the Company paid administrative fees totaling $15,000  using 48,039 and 36,033 shares of its common stock at an approximate weighted average price of $0.312 and $0.416 per share, respectively.

At March 31, 2014, the Company had a total of 3,300,000 stock options outstanding with weighted average exercise prices and lives of $1.10 and 4.50 months, respectively. None of these stock options have been included in our calculation of diluted earnings per share since we generated a net loss during all periods included in these consolidated financial statements.

5. SUBSEQUENT EVENTS

On April 15, 2014, the Company sold 531,948 shares of common stock to a wholly-owned subsidiary of Holloman Corporation, and to certain directors and officers of the Company, and to two non-affiliated persons. The shares were priced at $0.25 each. Proceeds from the private placement totaled $132,987. Of that amount, $105,000 was paid in cash and $27,987 was a conversion of liabilities.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission (“SEC”) on March 31, 2014, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included as part of this report and our Form 10-K, for the year ended December 31, 2013 filed with the SEC on March 31, 2014.

We were incorporated on May 14, 2004 in Nevada. Between May 2004 and May 2007 we were relatively inactive. In May 2007, we directed our focus to the acquisition, exploration, and development of oil and gas properties. We are currently controlled by Holloman Corporation, a Texas corporation involved in the engineering and construction of pipelines and mid-stream gas processing facilities.

All of our exploration and development efforts are concentrated in Australia. We currently hold working interests in two onshore Petroleum Exploration Licenses (PELs) located on the southwestern flank of the Cooper Basin in the State of South Australia.

The Department of Primary Industries and Resources of South Australia reports that the Cooper Basin has sourced over 158 million barrels of oil, 5 trillion cubic feet of gas and 155 million equivalent barrels of LPG and condensate. It has in excess of 120,000 kilometers of 2-D seismic data and more than 1,970 wells in more than 103 oil and 165 gas fields. From January 2002 through December 2012, 195 exploration wells and 85 appraisal/development wells have been drilled by the new explorers in the Cooper Basin. Most have targeted oil, however both oil and gas have been discovered. The new entrants found hydrocarbons in 89 of these wells (46% technical success rate) and 76 were cased and suspended as future producers (39% commercial success rate). Our management believes that Australia provides a stable regulatory, tax and business environment in the oil and gas sector.

Effective May 11, 2012, we entered into a definitive Oil and Gas Farm-In Agreement with Terra Nova Energy Ltd., and its wholly owned subsidiary Terra Nova Resources Inc. (“Terra Nova”), which provides Terra Nova the right to earn up to a 55% undivided working interest in our Australian licenses in exchange for undertaking certain exploration obligations (the “Terra Nova Farm-In Agreement”).

We are an exploration stage company and did not participate in drilling any wells during the two years ended December 31, 2012. On July 23, 2013, we spudded the Wolfman #1 exploration well on PEL 112. The Wolfman #1 did not encounter oil or gas.

As of May 15, 2014 we did not have any proven oil or gas reserves and we did not have any revenue.

Our Australian assets

Onshore licenses – Cooper Basin

We currently hold working interests in PEL 112 and PEL 444 in Australia. Both licenses are located onshore on the southwestern flank of the Cooper Basin in the State of South Australia. Our oil and gas properties are unproven. We are obligated to pay royalties of 4.53% on our revenues generated by operations on these licenses.

PEL 112 is comprised of 1,086 square kilometers (268,356 gross acres, 130,155 net acres), and PEL 444 is comprised of 2,358 square kilometers (582,674 gross acres, 282,601 net acres). We originally held a 66.667% working interest in both licenses. In connection with the Terra Nova Farm-In Agreement, Terra Nova has earned a 25.8333% working interest in PEL 112 and PEL 444. We contributed 18.1663% of working interest earned. As a result, we now hold a residual working interest of 48.5007% in each license (see further details below).

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

During November 2013, we applied for our final five-year renewal of PEL 112. On December 18, 2013, the Government of South Australia accepted our application and offered to renew PEL 112 in accordance with our suggested terms. In connection with that renewal, we identified and relinquished one-third of the original acreage covered by PEL 112. The remaining license acreage contains all areas over which 2D and 3D seismic has been acquired, and all existing leads and prospects. We believe the acreage we relinquished was non-prospective. On March 12, 2014, the Government of South Australia finalized its renewal of PEL 112. As a result, we now hold a 48.5007% working interest in PEL 112 until January 10, 2019.

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

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$13,805,000) including:

●
AUD$4,700,000 (USD$4,968,000) which was paid and used in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements, and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license upon completion of the seismic obligations);

●
AUD$4,500,000 (USD$4,670,000) which was placed in escrow on November 1, 2012 to secure Terra Nova’s obligation to sole fund the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$4,167,000) to be placed in escrow on or before 45 days following completion or abandonment of the third well in the initial well program, for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%).

Terra Nova acts as contract operator with respect to all seismic acquisition and drilling work contemplated by the Terra Nova Farm-In Agreement.

Effective May 29, 2013, the Terra Nova Farm-In Agreement was amended such that of the AUD$4,500,000 (USD$4,670,000) placed in escrow for the Initial Well Program, AUD$500,000 (USD$482,250) was used to pay costs incurred in the PEL 444 seismic program. Costs incurred in relation to the seismic earning obligations in excess of AUD$5,200,000 (USD$4,857,000), are borne by Terra Nova, ACOR, Sakhai and us in accordance with our/their working interest percentages calculated as though Terra Nova had successfully completed its Earning Obligations and earned the entire Farm-In Interest.

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

Cooper Basin exploration activity

Our Cooper Basin exploration plan includes the acquisition of 3D seismic data on PEL 112 and PEL 444, and the drilling, completion and equipping of six (6) wells shared across both licenses. Current estimates indicate the costs to perform this work could be AUD$37.5 million (USD$35 million). Of this amount, approximately AUD$10.9 million (USD$10.2 million) has already been expended.

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

The drilling of Wolfman #1 fulfilled our minimum work requirement for PEL 112 License Year Five. 3D Seismic data has been acquired on only 11.7% (31,382 of 268,356 gross acres) of the land comprising PEL 112. We believe significant potential remains for future seismic to identify migration trends and additional prospects on PEL 112 during the next exploration term.

Upon completion of Wolfman #1, Terra Nova earned an additional undivided 5.833% working interest in PEL 112. We, ACOR and Sakhai each contributed the following portion of the working interest earned to Terra Nova:

(a)	We contributed an undivided 4.833% working interest in PEL 112 resulting in a residual working interest position of 48.5003% in that license;
(b)	ACOR contributed an undivided 0.5000% working interest in PEL 112; and
(c)	Sakhai contributed an undivided 0.5000% working interest in PEL 112.

On December 20, 2013, the Government of South Australia registered the transfer of the 5.833% working interest earned by Terra Nova in PEL 112.

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

During February 2014, Terra Nova finalized its interpretation of the Wingman Survey data and earned a 25.8333% working interest in PEL 444. The working interest earned by Terra Nova was comprised of a 20% interest resulting from the completion of the Wingman Survey and a 5.8333% interest granted in connection with Terra Nova’s completion of the Wolfman #1 well. The Company, ACOR and Sakhai each contributed a portion of the working interest earned by Terra Nova as follows:

(a)	The Company contributed an undivided 18.1667% working interest in PEL 444 resulting in a residual working interest position of 48.5003% in that license;
(b)	ACOR contributed an undivided 3.8333% working interest in PEL 444; and
(c)	Sakhai contributed an undivided 3.8333% working interest in PEL 444.

On May 7, 2014, the Government of South Australia registered the transfer of the 25.8333% working interest earned by Terra Nova in PEL 444.

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

We have also completed a broad range of technical studies relating to PEL 112 and PEL 444. In largest part, the studies were performed by Isis and included; a) a review of Cooper Basin exploration acreage (including an analysis of the chronostratigraphy, an assessment of neighboring exploration results, an analysis of petroleum systems and a probabilistic volumetric assessment of leads), b) oil migration studies, c) adjacent oil pool studies, and d) economic feasibility studies. In the opinion of management, these studies increased the value of both licenses.

Results of Operations

Our combined consulting, management and professional fees for the three months ended March 31, 2014, decreased by approximately $12,000 or 22% (from $54,628 to $43,040) when compared to the same period during the prior year. In largest part, this decrease relates to a decline in management fees incurred since responsibility for field operations was absorbed by Terra Nova under the Terra Nova Farm-In Agreement. Likewise, the decrease of $7,500 or 21% (from $35,608 to $28,075) in office, travel and administrative expenses between the same periods results primarily from the same cause.

During the three months ended March 31, 2014 and 2013, we incurred interest expense of $5,513 and $11,237, respectively. This decline in interest expense results almost entirely from the payment of our note payable in the amount of $1,000,000 ($940,000 of which was outstanding at the time of payment) during mid-February 2014. The principal amount of the loan was outstanding for the entire three month period ended March 31, 2013.

The Australian dollar increased from 0.893 to 0.925, and from 1.037 to 1.042 US dollars during the three month periods ended March 31, 2014 and 2013, respectively. As a result, we recognized foreign exchange losses of $203,012 and $24,748, respectively, during those periods. Substantially all of our non-cash foreign exchange losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government in connection with our acquisition and ongoing investment in PEL 112 and PEL 444.

On an inception to date basis, we have recognized a net loss of approximately $15,227,000. In largest part, that loss consisted of non-cash expense including: stock-based fees and compensation expense of $3,339,000, unrealized foreign exchange loss of $458,000, and a net impairment of oil and gas properties of approximately $5,152,000. In addition, we have incurred a net loss of $1,671,000 related to the discontinued operations of a former subsidiary, and approximately $4,607,000 in other net losses, related to exploration stage operations.

Financial Condition, Liquidity and Capital Resources

The execution of the Terra Nova Farm-In Agreement significantly enhanced our exploration capacity. On May 11, 2012, Terra Nova closed an equity financing for gross proceeds equal to CAD$10,652,000 (USD$10,663,000). During May 2012, Terra Nova placed AUD$4,700,000 (USD$4,968,000) in escrow for use in the completion of the Mulka Survey and Wingman Survey. During May 2013, we agreed to amend the Terra Nova Farm-In Agreement such that of the amount placed in escrow for the Initial Well Program, AUD$500,000 (USD$482,250) could be used to pay costs incurred on the Wingman Survey as well. During July 2013, we also paid a cash call to Terra Nova of AUD$523,259 (USD$475,747) covering our portion of the costs incurred on the Wingman Survey in excess of the funds escrowed in connection with those seismic efforts.

On November 1, 2012, Terra Nova deposited AUD$4,500,000 (USD$4,670,000) in escrow as a deposit to sole fund the dry-hole costs of an initial three (3) well drilling program. We estimate that approximately AUD$200,000 (USD$187,000) remains in Terra Nova’s drilling escrow after drilling of the Wolfman #1 well.

Our Cooper Basin exploration plan includes the acquisition of 3D seismic data on PEL 112 and PEL 444, and the drilling, completion and equipping of six (6) wells shared across both licenses. Current estimates indicate the costs to perform this work could be AUD$37.5 million (USD$35 million). Of this amount, approximately AUD$10.9 million (USD$10.2 million) has already been expended. Under the terms of the Terra Nova Farm-In Agreement, we estimate that Terra Nova will bear AUD$19.6 million (USD$18.3 million), we would bear AUD$4.8 million (USD$4.5 million) and our other working interest partners would bear AUD$2.2 million (USD$2.1 million), of planned future exploration costs.

Our operations to date have been financed from the sale of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates. We regularly review the market to identify opportunities for capital formation.

On April 15, 2014, we sold 531,948 shares of common stock to seven persons including a wholly-owned subsidiary of Holloman Corporation, to certain of our directors and officers, and to two non-affiliated persons. The shares were priced at $0.25 each. Proceeds from this private placement totaled $132,987. Of that amount, $105,000 was paid in cash and $27,987 was a conversion of liabilities.

On December 24, 2012 we borrowed $1,000,000 (the “Loan”) from LPD Investments Ltd. (“Lender”), an unrelated party. The Loan bore interest at 4.5% per annum and provided for a penalty rate of interest of 10% per year on any unpaid principal which was not paid when due. The Loan was payable upon demand of the Lender at any time. Holloman Corporation guaranteed our obligations under the Loan. Effective February 15, 2014, the Company extinguished the Loan by exchanging its remaining principal balance ($940,000) for a 1% overriding royalty interest in favor of the Lender in all production of oil, gas and associated hydrocarbons from PEL 112 and PEL 444 (see Notes 2 and 3 to the accompanying consolidated financial statements).

Other than the obligations associated with our oil and gas concessions in Australia, which include a formal authorization for expenditure in the amount of $150,000 relating to the potential residual portion of seismic exploration expenditures, we had no material future contractual obligations as of March 31, 2014.

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

Effective October 1, 2010, we executed an administrative services agreement with our controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days notice. During the three months ended March 31, 2014, we paid administrative fees totaling $15,000 using 48,039 shares of our common stock, at approximate weighted average price of $0.312 per share. Proceeds from this administrative service agreement have been assigned to a wholly owned subsidiary of Holloman Corporation.

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies are recovering from a recession which continues to inhibit investment liquidity. Though oil prices have generally stabilized, the pattern of historic price fluctuations has resulted in additional uncertainty in capital markets. Our access to capital, as well as that of our partners and contractors, may be limited due to tightened credit markets. In addition, the results of our operations will be significantly impacted by a variety of trends and factors including; (i) our exploration success and the marketability of future production, if any, (ii) increasing competition from larger companies, (iii) future fluctuations in the prices of oil and gas, and (iv) our ability to maintain or increase oil and gas production through exploration and development activities.

We believe our plan of operations may require up to $10.8 million for exploration costs and administrative expenses over the twelve-month period ending May 31, 2015. We anticipate that our working interest partners will bear up to $8.0 million and that we may bear up to $2.8 million of that amount. We are attempting to raise investment capital to cover our portion of anticipated costs.

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

As of May 15, 2014 we did not have any off balance sheet arrangements.

As of May 15, 2014 we did not have any proven oil or gas reserves and we did not have any revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", (based on the average of 12 month, first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At March 31, 2014, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash and cash equivalents totaled $2,536 and $23,260 at March 31, 2014 and December 31, 2013, respectively. We are exposed to a concentration of credit risk with respect to our cash deposits. We place cash deposits with highly rated financial institutions in the United States and Australia. At times, cash balances held in financial institutions may be in excess of insured limits. We believe the financial institutions are financially strong and the risk of loss is minimal. We have not experienced any losses with respect to the related risks and do not believe our exposure to such risks is more than normal.

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

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary (which is relatively inactive) are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of March 31, 2014, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Other Comprehensive Income (Loss)

We report and display comprehensive income or loss and its components in our consolidated financial statements. For the three month period ended March 31, 2014, the only components of comprehensive income or loss were foreign currency translation adjustments.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 31, 2014, we issued 48,039 shares of our common stock, at an average price of $0.312 per share, in connection with the conversion of $15,000 in administrative service fees payable to a wholly owned subsidiary of our controlling shareholder, Holloman Corporation.

On April 15, 2014, we sold 531,948 shares of common stock to seven persons including a wholly-owned subsidiary of Holloman Corporation, to certain of our directors and officers, and to two non-affiliated persons. The shares were priced at $0.25 each. Proceeds from the private placement totaled $132,987. Of that amount, $105,000 was paid in cash and $27,987 was a conversion of liabilities.

The certificates representing the shares of common stock described above bear restricted legends providing that the shares cannot be sold unless pursuant to an effective registration statement or an exemption from registration. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares and did not pay any underwriting discounts or sales commissions.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.1	Share Exchange Agreement between Endeavor Energy Corporation, First Endeavor Holdings Inc. and Endeavor Canada Corporation(2)
10.2	Agreement between Endeavor Energy Corporation and Holloman Petroleum Pty. Ltd. for the purchase of assets and exchange of shares(3)
10.3	Option Agreement between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.4	Notice of Option Exercise relating to the Option Agreement between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.5	Farm Out Commitment Agreement between Holloman Energy Corporation and Holloman Oil & Gas, Ltd.(4)
10.6	Brandenburg Oil & Gas Farm-In Agreement, Petroleum Exploration Licenses 112 and 444 dated July 29, 2011(6)
10.7	Terra Nova Oil & Gas Farm-In Agreement, PELs 112 and 444, and Letter Agreement – Transaction Cost Sharing (7)
10.8	Assignment of Overriding Royalty Interests in PEL 112 to LPD Investments Limited
10.9	Assignment of Overriding Royalty Interests in PEL 444 to LPD Investments Limited
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(5)
21.1	As of March 31, 2014 our subsidiaries were:
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

HOLLOMAN ENERGY CORPORATION

Date: May 15, 2014	By:	/s/ Mark Stevenson
Mark Stevenson, Principal Executive Officer

Date: May 15, 2014	By:	/s/ Robert Wesolek
Robert Wesolek, Principal Financial and Accounting Officer