Form 10-Q
period 2014-06-30
HOLLOMAN ENERGY CORP
filed 2014-08-14
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class of Stock	No. Shares Outstanding	Date
Common	111,063,961	August 14, 2014

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

ASSETS
Cash	$34,449	$23,260
Other receivable	5,139	1,256
Prepaid expenses	15,147	8,447
Current Assets	54,735	32,963

Oil and gas properties, full cost method, unproven	16,259,135	17,185,618
Total Assets	$16,313,870	$17,218,581

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$275,087	$237,133
Note payable	-	940,000
Current Liabilities	275,087	1,177,133

Deferred tax liability	5,301,014	4,992,436
Total Liabilities	5,576,101	6,169,569

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
111,063,961 common shares (110,433,321 at December 31, 2013)	111,064	110,433
Additional paid in capital	26,050,744	25,888,388
Accumulated other comprehensive loss	(7,581)	(2,401)
Deficit accumulated during the exploration stage	(15,416,458)	(14,947,408)
Total Stockholders' Equity	10,737,769	11,049,012

Total Liabilities and Stockholders' Equity	$16,313,870	$17,218,581

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results from
	May 5, 2006 (Inception)	3 Months Ended June 30,		6 Months Ended June 30,
	to June 30, 2014	2014	2013	2014	2013

CONTINUING OPERATIONS
Expenses
Consulting	$1,718,490	$17,820	$15,000	$40,343	$30,000
Foreign exchange (gain) loss	564,281	105,562	(636,226)	308,574	(611,478)
Gain on settlement of debt	(40,026)	-	-	-	-
Management and director's fees	1,500,173	11,625	35,925	28,275	71,003
Stock-based compensation expense	2,511,212	-	-	-	-
Office, travel and general	1,003,411	28,785	27,875	56,860	63,483
Professional fees	902,923	25,423	20,304	29,290	24,854
Salaries, wages and benefits	86,666	-	-	-	-
Bad debt expense	3,395	-	-	-	-

Total Expenses	(8,250,525)	(189,215)	537,122	(463,342)	422,138

Other income and expense
Oil and gas property impairment	(7,396,207)	-	-	-	-
Deferred income tax recovery	2,244,107	-	-	-	-
Interest expense	(50,358)	(195)	(11,396)	(5,708)	(22,633)
Other income	535,869	-	-	-	-
Income (Loss) from Continuing Operations	(12,917,114)	(189,410)	525,726	(469,050)	399,505

DISCONTINUED OPERATIONS
Loss from discontinued operations	(2,454,637)	-	-	-	-
Gain on disposal of Endeavor	783,868	-	-	-	-
Loss from Discontinued Operations	(1,670,769)	-	-	-	-

NET INCOME (LOSS) BEFORE TAXES	(14,587,883)	(189,410)	525,726	(469,050)	399,505
Provision for income tax	(828,575)	-	-	-	-
NET INCOME (LOSS)	$(15,416,458)	$(189,410)	$525,726	$(469,050)	$399,505
Foreign currency translation	(7,581)	(1,192)	3,984	(5,180)	3,735
COMPREHENSIVE INCOME (LOSS)	$(15,424,039)	$(190,602)	$529,710	$(474,230)	$403,240

BASIC AND DILUTED NET INCOME (LOSS) FROM
CONTINUING OPERATIONS PER COMMON SHARE		$(0.00)	$0.00	$(0.00)	$0.00

BASIC AND DILUTED NET LOSS FROM DISCONTINUED
OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED NET INCOME (LOSS)
PER COMMON SHARE		$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		110,926,181	110,313,356	110,681,378	110,295,466

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results from
	May 5, 2006 (Inception)	Six Months Ended June 30,
	to June 30, 2014	2014	2013

OPERATING ACTIVITIES
Net income (loss)	$(15,416,458)	$(469,050)	$399,505
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Cash used by discontinued operations	1,729,701	-	-
Gain on disposal of Endeavor	(783,868)	-	-
Gain from settlement of indebtedness	(65,026)	-	-
Stock-based compensation and fee payments	3,339,212	-	-
Unrealized foreign exchange (gain) loss	517,157	303,398	(607,129)
Impairment of oil and gas properties (net of tax recovery)	5,152,100	-	-
Deferred income tax provision	828,575	-	-
Changes in working capital items
Other receivable	(5,139)	(3,883)	175
Prepaid expenses	(15,147)	(6,700)	(1,396)
Accounts payable and accrued liabilities	630,267	87,424	(50,185)
Contract advances	131,190	-	-
Cash used in operating activities	(3,957,436)	(88,811)	(259,030)

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	-	-
Oil and gas expenditures	(1,910,585)	-	(24,399)
Oil and gas expenditures recovered from partners	37,340	-	-
Cash acquired on acquisition	12,696	-	-
Deposit on acquisition	(639,487)	-	-
Cash used in investing activities	(3,947,775)	-	(24,399)

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	-	-
Common stock issued for cash	3,605,001	100,000	-
Loans payable	1,050,567	-	-
Loan repayments	(60,000)	-	-
Related party repayments	(100,000)	-	-
Proceeds from related parties	1,443,831	-	-
Cash provided by financing activities	7,939,660	100,000	-

CHANGE IN CASH	34,449	11,189	(283,429)
CASH, BEGINNING	-	23,260	1,009,882

CASH, ENDING	$34,449	$34,449	$726,453

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$61,841	$5,707	$1,058

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures in oil and gas properties	$66,374	$66,374	$412,013

NON-CASH FINANCING ACTIVITIES:
Shares issued for management fees	$231,750	$-	$-
Shares issued for services	$515,000	$30,000	$30,000
Shares issued on conversion of liabilities	$2,694,866	$32,987	$-
Shares issued for property acquired	$15,903,000	$-	$-
ORRI issued for conversion of debt	$940,000	$940,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements and footnotes included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six and three month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its consolidated financial position, results of operations or cash flows.

2.  OIL AND GAS PROPERTIES

At June 30, 2014, the Company holds an approximate 48.50% working interest in two onshore Petroleum Exploration Licenses (PELs) in Australia. PEL 112 is comprised of 1,086 square kilometers (268,356 gross acres, 130,155 net acres), and PEL 444 is comprised of 2,358 square kilometers (582,674 gross acres, 282,601 net acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. The Company’s oil and gas properties are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion.

The Terra Nova Farm-In Agreement

Effective May 11, 2012, the Company entered into a definitive Oil and Gas Farm-In Agreement with Terra Nova Energy Ltd., and its wholly owned subsidiary Terra Nova Resources Inc. (“Terra Nova”),  Chelsea Oil & Gas Ltd., formerly Australian-Canadian Oil Royalties Ltd. (“ACOR”) and Eli Sakhai (“Sakhai”) on PEL 112 and PEL 444 (the “Agreement”). The Agreement provides terms under which Terra Nova may earn up to a 55% undivided working interest in PEL 112 and PEL 444 (the “Farm-In Interest”).

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$13,855,000) including:

●
AUD$4,700,000 (USD$4,968,000) which was placed in escrow during May 2012 for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license upon completion of the seismic obligations);

●
AUD$4,500,000 (USD$4,670,000) which was placed in escrow on November 1, 2012 to secure Terra Nova’s obligation to sole fund the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$4,217,000) to be placed in escrow on or before 45 days following completion or abandonment of the third well in the initial well program, for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%).

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

Terra Nova earns the Farm-In Interest in stages based upon successful completion of specific Earning Obligations. In each instance, the Company, ACOR and Sakhai each contribute a portion of the working interest earned by Terra Nova. In the event Terra Nova earns the entire Farm-In Interest, the Company, ACOR and Sakhai will transfer to Terra Nova the following working interest percentages in both PEL 112 and PEL 444:

(a)	The Company will contribute an undivided 38.556% working interest in both PEL 112 and PEL 444 (resulting in a residual working interest position of 28.111% in each license);
(b)	ACOR will contribute an undivided 8.222% working interest in both PEL 112 and PEL 444; and
(c)	Sakhai will contribute an undivided 8.222% working interest in both PEL 112 and PEL 444.

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

Cooper Basin Exploration Activity

Acquisition of 127 square kilometers of 3D seismic data on PEL 112 (the “Mulka Survey”) was completed in late September 2012. As a result, Terra Nova completed its seismic Earning Obligation with respect to PEL 112, and earned an undivided 20% working interest in that license. The Company, ACOR and Sakhai each contributed the following portion of the working interest earned to Terra Nova:

(a)	The Company contributed an undivided 13.3334% working interest in PEL 112;
(b)	ACOR contributed an undivided 3.3333% working interest in PEL 112; and
(c)	Sakhai contributed an undivided 3.3333% working interest in PEL 112.

On July 17, 2013, the Government of South Australia finalized and registered the transfer of the 20% working interest earned by Terra Nova in PEL 112.

On July 23, 2013, Terra Nova spudded the Wolfman #1 exploration well on PEL 112. The well’s primary oil objective, the Namur Sandstone, was encountered at approximately 1,197 meters (3,927 feet) on August 6, 2013. Drilling continued to its secondary targets in the Birkhead formation and Hutton sandstones. Wolfman #1 reached Total Depth of 1,703 meters (5,587 feet), on August 7, 2013. No oil shows were observed while drilling in the primary and secondary oil objectives, and the well was plugged and abandoned. The entire cost of the well was paid by Terra Nova in accordance with the terms of the Agreement.

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

On May 7, 2014 the Government of South Australia registered the transfer of the 25.8333% working interest earned by Terra Nova in PEL 444. The completion of the Wingman Survey fulfills the Company’s minimum work requirements for PEL 444 License Year Three.

Effective February 15, 2014, the Company assigned a 1% overriding royalty interest in all production of oil, gas and associated hydrocarbons arising from lands covered by PEL 112 and PEL 444 in exchange for $940,000, which was the remaining principal balance of its Note payable to a third party (see Note 3). The royalty interest conveyed will be computed on actual sales value of the oil and gas net of severance, Australian Production Levy, production taxes, and transportation costs.

3. EXTINGUISHMENT OF NOTE PAYABLE

On December 24, 2012, the Company entered into a Promissory Note with an unrelated party (“Lender”) under which it borrowed the principal amount of $1,000,000 (the “Note”). On August 16, 2013, the Company voluntarily repaid $60,000 on the Note. Effective February 15, 2014, the Company extinguished the Note by exchanging its remaining principal balance ($940,000) for a 1% overriding royalty interest in favor of the Lender in all production of oil, gas and associated hydrocarbons from PEL 112 and PEL 444 (see Note 2).

The Note bore interest at 4.5% per annum and provided for a penalty rate of interest of 10% per year on any unpaid principal which is not paid when due. The Note was payable upon demand of the Lender at any time, and was guaranteed by the Company’s controlling shareholder.

During the six and three months ended June 30, 2014, the Company recognized $5,331 in interest expense on the Note, $15,993 of interest incurred remained unpaid at June 30, 2014. During the six and three months ended June 30, 2013, the Company recognized $22,663 and $11,396, respectively of interest expense on the Note.

4. COMMON STOCK AND STOCK-BASED COMPENSATION

The Company incurs $15,000 in administrative service fees payable to a wholly owned subsidiary of its controlling shareholder on a quarterly basis. During the six and three months ended June 30, 2014, the Company paid administrative fees totaling $30,000 and $15,000, using 98,692 and 50,653 shares of its common stock at approximate weighted average prices of $0.304 and $0.296 per share, respectively. During the six and three months ended June 30, 2013, the Company paid administrative fees totaling $30,000 and $15,000, using 67,404 and 31,371 shares of its common stock, at approximate weighted average prices of $0.445 and $0.478 per share, respectively.

On April 15, 2014, the Company sold 531,948 shares of common stock to a wholly-owned subsidiary of Holloman Corporation, the Company’s controlling shareholder, and to certain directors and officers of the Company, and to two non-affiliated persons. The shares were priced at $0.25 each. Proceeds from the private placement totaled $132,987. Of that amount, $100,000 was paid in cash and $32,987 was a conversion of liabilities.

At June 30, 2014 the Company had a total of 3,300,000 stock options outstanding with weighted average exercise prices and lives of $1.10 and 1.50 months, respectively. None of these stock options have been included in the calculation of diluted earnings per share since no stock options outstanding during a period in which we generated net income were potentially dilutive.

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

All of our exploration and development efforts are concentrated in Australia. We currently hold working interest in two onshore Petroleum Exploration Licenses (PELs) located on the southwestern flank of the Cooper Basin in the State of South Australia.

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

We are an exploration stage company and did not participate in drilling any wells during the three years ended June 30, 2013. On July 23, 2013, we participated in drilling the Wolfman #1 exploration well on PEL 112. The Wolfman #1 did not encounter oil or gas.

As of August 14, 2014 we did not have any proven oil or gas reserves and we did not have any revenue.

Our Australian assets

Onshore licenses – Cooper Basin

We currently hold working interests in PEL 112 and PEL 444 in Australia. Both licenses are located onshore on the southwestern flank of the Cooper Basin in the State of South Australia. Our oil and gas properties are unproven. We are obligated to pay royalties of 4.53% on our revenues generated by operations on these licenses.

PEL 112 is comprised of 1,086 square kilometers (268,356 gross acres, 130,155 net acres), and PEL 444 is comprised of 2,358 square kilometers (582,674 gross acres, 282,601 net acres). We originally held a 66.667% working interest in both licenses. In connection with the Terra Nova Farm-In Agreement, Terra Nova has earned a 25.8333% working interest in PEL 112 and PEL 444. We contributed 18.1667% of working interest earned. As a result, we now hold a residual working interest of approximately 48.50% in each license (see further details below).

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

Our oil and gas farm-in agreements and exploration activity

Cooper Basin farm-in agreements

Effective May 11, 2012, we entered the Terra Nova Farm-In Agreement with Terra Nova, Chelsea Oil & Gas Ltd., formerly Australian-Canadian Oil Royalties Ltd. (“ACOR”) and Eli Sakhai (“Sakhai”) on PELs 112 and 444. The Terra Nova Farm-In Agreement provides terms under which Terra Nova may earn a 55% undivided working interest in PEL 112 and PEL 444 (the “Farm-In Interest”).

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$13,855,000) including:

●
AUD$4,700,000 (USD$4,968,000) which was paid and used in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements, and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license upon completion of the seismic obligations);

●
AUD$4,500,000 (USD$4,670,000) which was placed in escrow on November 1, 2012 to secure Terra Nova’s obligation to sole fund the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$4,217,000) to be placed in escrow on or before 45 days following completion or abandonment of the third well in the initial well program, for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%).

Terra Nova acts as contract operator with respect to all seismic acquisition and drilling work contemplated by the Terra Nova Farm-In Agreement.

Effective May 29, 2013, the Terra Nova Farm-In Agreement was amended such that of the AUD$4,500,000 (USD$4,670,000) placed in escrow for the Initial Well Program, AUD$500,000 (USD$482,250) was used to pay costs incurred in the PEL 444 seismic program. Costs incurred in relation to the seismic earning obligations in excess of AUD$5,200,000 (USD$4,857,000), have been borne by Terra Nova, ACOR, Sakhai and us in accordance with our/their working interest percentages calculated as though Terra Nova had successfully completed its Earning Obligations and earned the entire Farm-In Interest.

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

Terra Nova earns the Farm-In Interest in stages based upon successful completion of specific Earning Obligations. In each instance, we, ACOR and Sakhai will each contribute a portion of the working interest earned by Terra Nova. In the event Terra Nova earns the entire Farm-In Interest, we, ACOR and Sakhai will transfer to Terra Nova the following working interest percentages in both PEL 112 and PEL 444:

(a)	We will contribute an undivided 38.556% working interest in both PEL 112 and PEL 444 (resulting in a residual working interest position of 28.111% in each license);
(b)	ACOR will contribute an undivided 8.222% working interest in both PEL 112 and PEL 444; and
(c)	Sakhai will contribute an undivided 8.222% working interest in both PEL 112 and PEL 444.

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

Cooper Basin exploration activity

Our Cooper Basin exploration plan includes the acquisition of 3D seismic data on PEL 112 and PEL 444, and the drilling, completion and equipping of six (6) wells shared across both licenses. Current estimates indicate the costs to perform this work could be AUD$37.5 million (USD$34.3 million). Of this amount, approximately AUD$10.9 million (USD$10.0 million) has already been expended.

PEL 112

Acquisition of 127 square kilometers of 3D seismic data on PEL 112 (the “Mulka Survey”) was completed in late September 2012. The Mulka Survey fulfilled our minimum work requirements for PEL 112 License Year Four. Geokinetics (Australia) Pty. Ltd. undertook the Mulka Survey on the northern boundary of PEL 112 under the direction of Terra Nova. During February 2013, we received copies of the Mulka Survey data and interpretation from Terra Nova. As a result, Terra Nova completed its seismic Earning Obligation with respect to PEL 112, and earned an undivided 20% working interest in that license. We, ACOR and Sakhai each contributed the following portion of the working interest earned to Terra Nova:

(a)	We contributed an undivided 13.3334% working interest in PEL 112;
(b)	ACOR contributed an undivided 3.3333% working interest in PEL 112; and
(c)	Sakhai contributed an undivided 3.3333% working interest in PEL 112.

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

On July 23, 2013, Terra Nova spudded the Wolfman #1 exploration well on PEL 112. The well’s primary oil objective, the Namur Sandstone, was encountered at approximately 1,197 meters (3,927 feet) on August 6, 2013. Drilling continued to its secondary targets in the Birkhead formation and Hutton sandstones. Wolfman #1 reached Total Depth of 1,703 meters (5,587 feet), on August 7, 2013. No oil shows were observed in the primary and secondary oil objectives, and the well was plugged and abandoned. The entire cost of the well was paid by Terra Nova in accordance with the terms of the Terra Nova Farm-In Agreement.

The drilling of Wolfman #1 fulfilled our minimum work requirement for PEL 112 License Year Five. 3D Sesimic data has been acquired on only 11.7% (31,382 of 268,356 gross acres) of the land comprising PEL 112. We believe significant potential remains for future seismic to identify migration trends and additional prospects on PEL 112 during the next exploration term.

Upon completion of Wolfman #1, Terra Nova earned an additional undivided 5.8333% working interest in PEL 112. We, ACOR and Sakhai each contributed the following portion of the working interest earned to Terra Nova:

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

Initial data processing of the Wingman Survey was completed in February 2014. The data has since been analyzed and as many as nine prospects and leads have been mapped. The targets are all associated with the Birkhead Formation (“Birkhead”) which is the main producer in the Charo-Snatcher field and located approximately 21 km South-East of the Wingman Survey.  To further de-risk the already mapped prospects and leads in PEL 444, it was decided to re-process the data with the primary objective of relative amplitude preservation with the broadest possible bandwidth necessary for AVO - mapping techniques. That incremental reprocessing is targeted for completion during August 2014. As a result, we expect to initiate the drilling program on PEL 444 during the fourth quarter of 2014.

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

Results of Operations

Our combined consulting, management and professional fees for the six and three months ended June 30, 2014, decreased by approximately $28,000 or 22% (from $125,857 to $97,908) and $16,000 or 23% (from $71,229 to $54,868) when compared to the same periods during the prior fiscal year, respectively. This decrease relates to a decline in management fees incurred since responsibility for field operations was absorbed by Terra Nova under the Terra Nova Farm-In Agreement. Likewise, the decrease of $6,623 or 10% (from $63,483 to $56,860) in office, travel and administrative expenses between the six month periods ended June 30, 2014 and 2013 results primarily from the same cause.

During the six and three months ended June 30, 2014, we incurred interest expense of $5,708 and $195, respectively. This decline in interest expense results from the repayment of our note payable in the amount of $1,000,000 ($940,000 of which was outstanding at the time of payment) during mid-February 2014.  During the six and three months ended June 30, 2013, the Company recognized $22,663 and $11,396, respectively of interest expense on the Note.

The Australian dollar increased from 0.893 to 0.942, and from 0.925 to 0.942 US dollars during the six and three month periods ended June 30, 2014, respectively. As a result, we recognized foreign exchange losses of approximately $309,000 and $106,000, respectively, during those periods. The US dollar increased in value relative to the Australian dollar from 0.9640 to 1.0934, and from 0.95940 to 1.0934 Australian dollars, during the six and three month periods ended June 30, 2013, respectively. As a result, we recognized foreign exchange gains of approximately $611,000 and $636,000 during the respective periods. Substantially all of our non-cash foreign exchange losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government in connection with our acquisition and ongoing investment in PEL 112 and PEL 444.

On an inception to date basis, we have recognized a net loss of approximately $15,416,000. In largest part, that loss consisted of non-cash expense including: stock-based fees and compensation expense of $3,339,000, unrealized foreign exchange loss of $517,000, and a net impairment of oil and gas properties of approximately $5,152,000. In addition, we have incurred a net loss of $1,671,000 related to the discontinued operations of a former subsidiary, and approximately $4,737,000 in other net losses, related to exploration stage operations.

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

Our Cooper Basin exploration plan includes the acquisition of 3D seismic data on PEL 112 and PEL 444, and the drilling, completion and equipping of six (6) wells shared across both licenses. Current estimates indicate the costs to perform this work could be AUD$37.5 million (USD$34.3 million). Of this amount, approximately AUD$10.9 million (USD$10.0 million) has already been expended. Under the terms of the Terra Nova Farm-In Agreement, we estimate that Terra Nova will bear AUD$19.6 million (USD$17.9 million), we would bear AUD$4.8 million (USD$4.4 million) and our other working interest partners would bear AUD$2.2 million (USD$2.0 million), of planned future exploration costs.

Our operations to date have been financed from the sale of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates. We regularly review the market to identify opportunities for capital formation.

On April 15, 2014, we sold 531,948 shares of common stock to seven persons including a wholly-owned subsidiary of Holloman Corporation, to certain of our directors and officers, and to two non-affiliated persons. The shares were priced at $0.25 each. Proceeds from this private placement totaled $132,987. Of that amount, $100,000 was paid in cash and $32,987 was a conversion of liabilities.

On December 24, 2012 we borrowed $1,000,000 (the “Loan”) from LPD Investments Ltd. (“Lender”), an unrelated party. The Loan bore interest at 4.5% per annum and provided for a penalty rate of interest of 10% per year on any unpaid principal which was not paid when due. The Loan was payable upon demand of the Lender at any time. Holloman Corporation guaranteed our obligations under the Loan. Effective February 15, 2014, we extinguished the Loan by exchanging its remaining principal balance ($940,000) for a 1% overriding royalty interest in favor of the Lender in all production of oil, gas and associated hydrocarbons from PEL 112 and PEL 444 (see Notes 2 and 3 to the accompanying consolidated financial statements).

Other than the obligations associated with our oil and gas concessions in Australia, which include a formal authorization for expenditure in the amount of $150,000 relating to the potential residual portion of seismic exploration expenditures, we had no material future contractual obligations as of June 30, 2014.

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

Effective October 1, 2010, we executed an administrative services agreement with our controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days notice. During the six and three months ended June 30, 2014, we paid administrative fees totaling $30,000 and $15,000, using 98,692 and 50,653 shares of our common stock at approximate weighted average prices of $0.304 and $0.296 per share, respectively.Proceeds from this administrative service agreement have been assigned to a wholly owned subsidiary of Holloman Corporation.

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

We believe our plan of operations may require up to $10.0 million for exploration costs and administrative expenses over the twelve-month period ending August 31, 2015. We anticipate that our working interest partners will bear up to $7.7 million and that we may bear up to $2.3 million of that amount. We are attempting to raise investment capital to cover our portion of anticipated costs.

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

As of August 14, 2014 we did not have any off balance sheet arrangements.

As of August 14, 2014 we did not have any proven oil or gas reserves and we did not have any revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", (based on the average of 12 month, first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At June 30, 2014, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash and cash equivalents totaled $34,449 and $23,260 at June 30, 2014 and December 31, 2013, respectively. We are exposed to a concentration of credit risk with respect to our cash deposits. We place cash deposits with highly rated financial institutions in the United States and Australia. At times, cash balances held in financial institutions may be in excess of insured limits. We believe the financial institutions are financially strong and the risk of loss is minimal. We have not experienced any losses with respect to the related risks and do not believe our exposure to such risks is more than normal.

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

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary (which is relatively inactive) are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of June 30, 2014, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Other Comprehensive Income (Loss)

We report and display comprehensive income or loss and its components in our consolidated financial statements. For the six and three month periods ended June 30, 2014 and 2013, the only components of comprehensive income or loss were foreign currency translation adjustments.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 30, 2014, we issued 50,653 shares of our common stock, at an average price of $0.296 per share, in connection with the conversion of $15,000 in administrative service fees payable to a wholly owned subsidiary of our controlling shareholder, Holloman Corporation.

On April 15, 2014, we sold 531,948 shares of common stock to seven persons including a wholly-owned subsidiary of Holloman Corporation, to certain of our directors and officers, and to two non-affiliated persons. The shares were priced at $0.25 each. Proceeds from the private placement totaled $132,987. Of that amount, $100,000 was paid in cash and $32,987 was a conversion of liabilities.

The certificates representing the shares of common stock described above bear a restricted legend providing that the shares cannot be sold unless pursuant to an effective registration statement or an exemption from registration. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares and did not pay any underwriting discounts or sales commissions.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.1	Share Exchange Agreement between Endeavor Energy Corporation, First Endeavor Holdings Inc. and Endeavor Canada Corporation(2)
10.2	Agreement between Endeavor Energy Corporation and Holloman Petroleum Pty. Ltd. for the purchase of assets and exchange of shares(3)
10.3	Option Agreement between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.4	Notice of Option Exercise relating to the Option Agreement between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.5	Farm Out Commitment Agreement between Holloman Energy Corporation and Holloman Oil & Gas, Ltd.(4)
10.6	Brandenburg Oil & Gas Farm-In Agreement, Petroleum Exploration Licenses 112 and 444 dated July 29, 2011(6)
10.7	Terra Nova Oil & Gas Farm-In Agreement, PELs 112 and 444, and Letter Agreement – Transaction Cost Sharing (7)
10.8	Assignment of Overriding Royalty Interests in PEL 112 to LPD Investments Limited (8)
10.9	Assignment of Overriding Royalty Interests in PEL 444 to LPD Investments Limited (8)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(5)
21.1	As of March 31, 2014 our subsidiaries were:
First Endeavor Holdings Inc. (100% Owned) Alberta corporation
Holloman Petroleum Pty. Ltd. (100% Owned) Australian corporation
Endeavor Exploration Pty. Ltd. (100% Owned) Australian corporation
All subsidiaries conduct business under their own names
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

101. INS	XBRL Instance Document
101. SCH	XBRL Schema Document
101. CAL	XBRL Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Label Linkbase Document
101. PRE	XBRL Presentation Linkbase Document
———————
(1)	Previously filed with our Form SB-2 on September 26, 2005 and incorporated by reference.
(2)	Previously filed with our Form 8-K on August 9, 2007 and incorporated by reference.
(3)	Previously filed with our Form 8-K on November 29, 2007 and incorporated by reference.
(4)	Previously filed with our Form 10-KSB on April 15, 2008 and incorporated by reference.
(5)	Previously filed with our Form 10-KSB/A on April 26, 2007 and incorporated by reference.
(6)	Previously filed with our Form 8-K on August 4, 2011 and incorporated by reference.
(7)	Previously filed with our Form 10-Q on May 15, 2012 and incorporated by reference.
(8)	Previously filed with our Form 10-Q on May 15, 2013 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION

Date: August 14, 2014	By:	/s/ Mark Stevenson
Mark Stevenson, Principal Executive Officer

Date: August 14, 2014	By:	/s/ Robert Wesolek
Robert Wesolek, Principal Financial and Accounting Officer