Form 10-Q
period 2014-09-30
HOLLOMAN ENERGY CORP
filed 2014-11-13
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class of Stock	No. Shares Outstanding	Date
Common	111,780,884	November 13, 2014

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

ASSETS
Cash	$14,091	$23,260
Other receivable	1,917	1,256
Prepaid expenses	10,817	8,447
Current Assets	26,825	32,963

Oil and gas properties, full cost method, unproven	16,263,104	17,185,618
Total Assets	$16,289,929	$17,218,581

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$327,832	$237,133
Note payable	-	940,000
Current Liabilities	327,832	1,177,133

Deferred tax liability	4,925,094	4,992,436
Total Liabilities	5,252,926	6,169,569

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
111,105,884 common shares (110,433,321 at December 31, 2013)	111,106	110,433
Additional paid in capital	26,065,702	25,888,388
Accumulated other comprehensive gain(loss)	67	(2,401)
Deficit accumulated during the exploration stage	(15,139,872)	(14,947,408)
Total Stockholders' Equity	11,037,003	11,049,012

Total Liabilities and Stockholders' Equity	$16,289,929	$17,218,581

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative results from
	May 5, 2006 (Inception)
	to September 30,	3 Months Ended September 30,		9 Months Ended September 30,
	2014	2014	2013	2014	2013

CONTINUING OPERATIONS
Expenses
Consulting	$1,728,912	$10,422	$15,000	$50,765	$45,000
Foreign exchange (gain) loss	189,370	(374,911)	87,068	(66,337)	(524,410)
Gain on settlement of debt	(40,026)	-	-	-	-
Management and director's fees	1,506,571	6,398	32,850	34,673	103,853
Stock-based compensation expense	2,511,212	-	-	-	-
Office, travel and general	1,033,541	30,130	30,494	86,990	93,977
Professional fees	954,104	51,181	38,649	80,471	63,503
Salaries, wages and benefits	86,666	-	-	-	-
Bad debt expense	3,395	-	-	-	-

Total Expenses	(7,973,745)	276,780	(204,061)	(186,562)	218,077

Other income and expense
Oil and gas property impairment	(7,396,207)	-	-	-	-
Deferred income tax recovery	2,244,107	-	-	-	-
Interest expense	(50,552)	(194)	(11,178)	(5,902)	(33,811)
Other income	535,869	-	-	-	-
Income (Loss) from Continuing Operations	(12,640,528)	276,586	(215,239)	(192,464)	184,266

DISCONTINUED OPERATIONS
Loss from discontinued operations	(2,454,637)	-	-	-	-
Gain on disposal of Endeavor	783,868	-	-	-	-
Loss from Discontinued Operations	(1,670,769)	-	-	-	-

NET INCOME (LOSS) BEFORE TAXES	(14,311,297)	276,586	(215,239)	(192,464)	184,266
Provision for income tax	(828,575)	-	-	-	-
NET INCOME (LOSS)	$(15,139,872)	$276,586	$(215,239)	$(192,464)	$184,266
Foreign currency translation	67	7,648	(382)	2,468	3,353
COMPREHENSIVE INCOME (LOSS)	$(15,139,805)	$284,234	$(215,621)	$(189,996)	$187,619

BASIC AND DILUTED NET LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE		$0.00	$(0.00)	$(0.00)	$0.00

BASIC AND DILUTED NET INCOME(LOSS) FROM DISCONTINUED OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED NETINCOME (LOSS) PER COMMON SHARE		$0.00	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		111,064,417	110,344,804	110,810,763	110,312,093

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative results from
	May 5, 2006 (Inception)
	to September 30,	Nine Months Ended September 30,
	2014	2014	2013

OPERATING ACTIVITIES
Net income (loss)	$(15,139,872)	$(192,464)	$184,266
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Cash used by discontinued operations	1,729,701	-	-
Gain on disposal of Endeavor	(783,868)	-	-
Gain from settlement of indebtedness	(65,026)	-	-
Stock-based compensation and fee payments	3,339,212	-	-
Unrealized foreign exchange (gain) loss	148,885	(64,874)	(520,126)
Impairment of oil and gas properties (net of tax recovery)	5,152,100	-	-
Deferred income tax provision	828,575	-	-
Changes in working capital items:
Other receivable	(1,916)	(660)	150
Prepaid expenses	(10,817)	(2,370)	(5,350)
Accounts payable and accrued liabilities	694,042	151,199	(19,781)
Contract advances	131,190	-	-
Cash used in operating activities	(3,977,794)	(109,169)	(360,841)

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	-	-
Oil and gas expenditures	(1,910,585)	-	(501,471)
Oil and gas expenditures recovered from partners	37,340	-	-
Cash acquired on acquisition	12,696	-	-
Deposit on acquisition	(639,487)	-	-
Cash used in investing activities	(3,947,775)	-	(501,471)

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	-	-
Common stock issued for cash	3,605,001	100,000	-
Loans payable	1,050,567	-	-
Loan repayments	(60,000)	-	(60,000)
Related party repayments	(100,000)	-	-
Proceeds from related parties	1,443,831	-	-
Cash provided by (used in) financing activities	7,939,660	100,000	(60,000)

CHANGE IN CASH	14,091	(9,169)	(922,312)
CASH, BEGINNING	-	23,260	1,009,882

CASH, ENDING	$14,091	$14,091	$87,570

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$62,035	$5,902	$12,453

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures in oil and gas properties	$70,343	$70,343	$9,308

NON-CASH FINANCING ACTIVITIES:
Shares issued for management fees	$231,750	$-	$-
Shares issued for services	$530,000	$45,000	$45,000
Shares issued on conversion of liabilities	$2,694,866	$32,987	$-
Shares issued for property acquired	$15,903,000	$-	$-
ORRI issued for conversion of debt	$940,000	$940,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements and footnotes included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine and three month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its consolidated financial position, results of operations or cash flows.

2.  OIL AND GAS PROPERTIES

At September 30, 2014, the Company holds a 48.5003% working interest in two onshore Petroleum Exploration Licenses (PELs) in Australia. PEL 112 is comprised of 1,086 square kilometers (268,356 gross acres, 130,155 net acres), and PEL 444 is comprised of 2,358 square kilometers (582,674 gross acres, 282,601 net acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. The Company’s oil and gas properties are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion.

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

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$13,568,000) including:

●
AUD$4,700,000 (USD$4,968,000) which was placed in escrow during May 2012 for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license upon completion of the seismic obligations);

●
AUD$4,500,000 (USD$4,670,000) which was placed in escrow on November 1, 2012 to secure Terra Nova’s obligation to sole fund the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$3,930,000) to be placed in escrow on or before 45 days following completion or abandonment of the third well in the initial well program, for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%).

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

On July 23, 2013, the Company spudded the Wolfman #1 exploration well on PEL 112. The well’s primary oil objective, the Namur Sandstone, was encountered at approximately 1,197 meters (3,927 feet) on August 6, 2013. Drilling continued to its secondary targets in the Birkhead formation and Hutton sandstones. Wolfman #1 reached Total Depth of 1,703 meters (5,587 feet), on August 7, 2013. No oil shows were observed while drilling in the primary and secondary oil objectives and the well was plugged and abandoned. The entire cost of the well was paid by Terra Nova in accordance with the terms of the Agreement.

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

During November 2013, the Company applied for a five-year renewal of its license on PEL 112. In connection with its application, the Company offered to relinquish 1,110 square kilometers (274,287 gross acres) of the area covered by that license. On March 12, 2014, the Government of South Australia accepted the Company’s application and finalized its renewal of PEL 112. As a result, the Company now holds a 48.5003% working interest in PEL 112 until January 10, 2019. The Company’s management believes the acreage relinquished in connection with this renewal was non-prospective, and intends to develop the prospects identified on its remaining acreage in that concession.

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

On October 7, 2014, the Company and Sakhai agreed to the assignment of ACOR’s 12.8332% interest to Perseville Investing Inc. Perseville Investing Inc. assumes all obligations related to the working interest in PEL112 and PEL444 previously held by ACOR.

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

During the nine and three months ended September 30, 2014, the Company recognized $5,331 and $0 in interest expense on the Note, $15,993 of interest incurred remained unpaid at September 30, 2014. During the nine and three months ended September 30, 2013, the Company recognized $33,811 and $11,178, respectively of interest expense on the Note.

4. COMMON STOCK AND STOCK-BASED COMPENSATION

The Company incurs $15,000 in administrative service fees payable to a wholly owned subsidiary of its controlling shareholder on a quarterly basis. During the nine and three months ended September 30, 2014, the Company paid administrative fees totaling $45,000 and $15,000, using 140,615 and 41,923 shares of its common stock at an approximate weighted average price of $0.322 and $0.358 per share, respectively.

On April 15, 2014, the Company sold 531,948 shares of common stock to a wholly-owned subsidiary of Holloman Corporation, to certain directors and officers of the Company, and to two non-affiliated persons. The shares were priced at $0.25 each. Proceeds from the private placement totaled $132,987. Of that amount, $100,000 was paid in cash and $32,987 was a conversion of liabilities.

At September 30, 2014 all stock options granted by the Company had expired.

5. SUBSEQUENT EVENTS

On October 7, 2014, the Company and Sakhai agreed to the assignment of ACOR’s 12.8332% interest to Perseville Investing Inc. Perseville Investing Inc. assumes all obligations related to the working interest in PEL 112 and PEL 444 previously held by ACOR.

On October 27, 2014, the Company sold 675,000 shares to a wholly-owned subsidiary of Holloman Corporation, the Company’s controlling shareholder, to certain directors and officers of the Company, and to two non-affiliated persons.  The shares were priced at $0.20 each.  Proceeds from the private placement totaled $135,000 of which all were paid in cash.

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

As of November 13, 2014 we did not have any proven oil or gas reserves and we did not have any revenue.

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

During November 2013, we applied for our final five-year renewal of PEL 112. On December 18, 2013, the Government of South Australia accepted our application and offered to renew PEL 112 in accordance with our suggested terms. In connection with that renewal, we identified and relinquished one-third of the original acreage covered by PEL 112. The remaining license acreage contains all areas over which 2D and 3D seismic has been acquired, and all existing leads and prospects. We believe the acreage we relinquished was non-prospective. On March 12, 2014, the Government of South Australia finalized its renewal of PEL 112. As a result, we now hold a 48.5003% working interest in PEL 112 until January 10, 2019.

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

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$13,593,000) including:

●
AUD$4,700,000 (USD$4,968,000) which was paid and used in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements, and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license upon completion of the seismic obligations);

●
AUD$4,500,000 (USD$4,670,000) which was placed in escrow on November 1, 2012 to secure Terra Nova’s obligation to sole fund the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$3,955,000) to be placed in escrow on or before 45 days following completion or abandonment of the third well in the initial well program, for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%).

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

On October 7, 2014, the Company and Sakhai agreed to the assignment of ACOR’s 12.8332% interest to Perseville Investing Inc. Perseville Investing Inc. assumes all obligations related to the working interest in PEL 112 and PEL 444 previously held by ACOR.

Cooper Basin exploration activity

Our Cooper Basin exploration plan includes the acquisition of 3D seismic data on PEL 112 and PEL 444, and the drilling, completion and equipping of six (6) wells shared across both licenses. Current estimates indicate the costs to perform this work could be AUD$37.5 million (USD$33 million). Of this amount, approximately AUD$10.9 million (USD$10.0 million) has already been expended.

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

Initial data processing of the Wingman Survey was completed in February 2014. The data has since been analyzed and as many as nine prospects and leads have been mapped. The targets are all associated with the Birkhead Formation (“Birkhead”) which is the main producer in the Charo-Snatcher field and located approximately 21 km South-East of the Wingman Survey.  To further de-risk the already mapped prospects and leads in PEL 444, it was decided to re-process the data with the primary objective of relative amplitude preservation with the broadest possible bandwidth necessary for AVO - mapping techniques. Based on the reprocessed data completed September 2014, the targeted drilling locations have been mapped at various stratigraphic levels such as Birkhead, Namur and Hutton.  These will be assessed in conjuction with the analogies from the adjacent Charo Field.  Terra Nova has signed a letter of intent in October 2014 with Hunt Energy and Mineral Pty. with regard to a drilling service agreement. As a result, we expect to initiate the drilling program on PEL 444 during the first quarter of 2015.

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

Results of Operations

Our combined consulting, management and professional fees for the nine and three months ended September 30, 2014, decreased by approximately $46,000 or 22% (from $212,356 to $165,909) and $18,000 or 22% (from $86,499 to $68,001) when compared to the same periods during the prior fiscal year, respectively. This decrease relates to a decline in management fees incurred since responsibility for field operations was absorbed by Terra Nova under the Terra Nova Farm-In Agreement. Likewise, the decrease of $6,987 or 7% (from $93,977 to $86,990) in office, travel and administrative expenses between the nine month periods ended September 30, 2014 and 2013 results primarily from the same cause.

During the nine and three months ended September 30, 2014, we incurred interest expense of $5,902 and $194, respectively. This decline in interest expense results from the repayment of our note payable in the amount of $1,000,000 ($940,000 of which was outstanding at the time of payment) during mid-February 2014.  During the nine and three months ended September 30, 2013, the Company recognized $33,811 and $11,178, respectively of interest expense on the Note.

The Australian dollar decreased from 0.893 to 0.8725, and from 0.942 to 0.8725 US dollars during the nine and three month periods ended September 30, 2014, respectively. As a result, we recognized foreign exchange gains of approximately $66,000 and $375,000, respectively, during those periods. The US dollar increased in value relative to the Australian dollar from 0.9640 to 1.0728, and decreased in value from 1.0934 to 1.0728 Australian dollars, during the nine and three month periods ended September 30, 2013, respectively. As a result, we recognized foreign exchange gains of approximately $524,000 and a loss of $87,000 during the respective periods. Substantially all of our non-cash foreign exchange gains and losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government in connection with our acquisition and ongoing investment in PEL 112 and PEL 444.

On an inception to date basis, we have recognized a net loss of approximately $15,140,000. In largest part, that loss consisted of non-cash expense including: stock-based fees and compensation expense of $3,339,000, unrealized foreign exchange loss of $149,000, and a net impairment of oil and gas properties of approximately $5,152,000. In addition, we have incurred a net loss of $1,671,000 related to the discontinued operations of a former subsidiary, and approximately $4,829,000 in other net losses, related to exploration stage operations.

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

Our Cooper Basin exploration plan includes the acquisition of 3D seismic data on PEL 112 and PEL 444, and the drilling, completion and equipping of six (6) wells shared across both licenses. Current estimates indicate the costs to perform this work could be AUD$37.5 million (USD$33.0 million). Of this amount, approximately AUD$10.9 million (USD$9.6 million) has already been expended. Under the terms of the Terra Nova Farm-In Agreement, we estimate that Terra Nova will bear AUD$19.6 million (USD$17.3 million), we would bear AUD$4.8 million (USD$4.2 million) and our other working interest partners would bear AUD$2.2 million (USD$1.9 million), of planned future exploration costs.

Our operations to date have been financed from the sale of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates. We regularly review the market to identify opportunities for capital formation.

On December 24, 2012 we borrowed $1,000,000 (the “Loan”) from LPD Investments Ltd. (“Lender”), an unrelated party. The Loan bore interest at 4.5% per annum and provided for a penalty rate of interest of 10% per year on any unpaid principal which was not paid when due. The Loan was payable upon demand of the Lender at any time. Holloman Corporation guaranteed our obligations under the Loan. Effective February 15, 2014, we extinguished the Loan by exchanging its remaining principal balance ($940,000) for a 1% overriding royalty interest in favor of the Lender in all production of oil, gas and associated hydrocarbons from PEL 112 and PEL 444 (see Notes 2 and 3 to the accompanying unaudited consolidated financial statements).

On April 15, 2014, we sold 531,948 shares of common stock to seven persons that included a wholly-owned subsidiary of Holloman Corporation, certain directors and officers of the Company, and two non-affiliated persons. The shares were priced at $0.25 each. Proceeds from this private placement totaled $132,987. Of that amount, $100,000 was paid in cash and $32,987 was a conversion of liabilities.

On October 27, 2014, we sold 675,000 shares of common stock to eight persons that included a wholly-owned subsidiary of Holloman Corporation, certain directors and officers of the Company, and two non-affiliated persons.  The shares were priced at $0.20 each.  Proceeds from the private placement totaled $135,000 of which all was paid in cash.

Other than the obligations associated with our oil and gas concessions in Australia, which include a formal authorization for expenditure in the amount of $150,000 relating to the potential residual portion of seismic exploration expenditures, we had no material future contractual obligations as of September 30, 2014.

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

Effective October 1, 2010, we executed an administrative services agreement with our controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days’ notice. During the nine and three months ended September 30, 2014, we paid administrative fees totaling $45,000 and $15,000, using 140,615 and 41,923 shares of our common stock at approximate weighted average prices of $0.322 and $0.358 per share, respectively. Proceeds from this administrative service agreement have been assigned to a wholly owned subsidiary of Holloman Corporation.

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

As of November 13, 2014 we did not have any off balance sheet arrangements.

As of November 13, 2014 we did not have any proven oil or gas reserves and we did not have any revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", (based on the average of 12 month, first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At September 30, 2014, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash and cash equivalents totaled $14,091 and $23,260 at September 30, 2014 and December 31, 2013, respectively. We are exposed to a concentration of credit risk with respect to our cash deposits. We place cash deposits with highly rated financial institutions in the United States and Australia. At times, cash balances held in financial institutions may be in excess of insured limits. We believe the financial institutions are financially strong and the risk of loss is minimal. We have not experienced any losses with respect to the related risks and do not believe our exposure to such risks is more than normal.

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

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary (which is relatively inactive) are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of September 30, 2014, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Other Comprehensive Income (Loss)

We report and display comprehensive income or loss and its components in our consolidated financial statements. For the nine and three month periods ended September 30, 2014 and 2013, the only components of comprehensive income or loss were foreign currency translation adjustments.

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

See Note 1 to the accompanying unaudited consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2014, we issued 41,923 shares of our common stock, at an average price of $0.358 per share, in connection with the conversion of $15,000 in administrative service fees payable to a wholly owned subsidiary of our controlling shareholder, Holloman Corporation.

On April 15, 2014, we sold 531,948 shares of common stock to seven persons that included a wholly-owned subsidiary of Holloman Corporation, certain directors and officers of the Company, and two non-affiliated persons. The shares were priced at $0.25 each. Proceeds from the private placement totaled $132,987. Of that amount, $100,000 was paid in cash and $32,987 was a conversion of liabilities.

On October 27, 2014, we sold 675,000 shares of common stock to eight persons that included a wholly-owned subsidiary of Holloman Corporation, certain directors and officers of the Company, and two non-affiliated persons.  The shares were priced at $0.20 each.  Proceeds from the private placement totaled $135,000 of which all was paid in cash.

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

HOLLOMAN ENERGY CORPORATION

November 13, 2014	By:	/s/ Mark Stevenson
Mark Stevenson,
Principal Executive Officer

November 13, 2014	By:	/s/ Gina Serkasevich
Gina Serkasevich,
Principal Financial and Accounting Officer