Form 10-K
period 2014-12-31
HOLLOMAN ENERGY CORP
filed 2015-03-31
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-K
_____________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2014 was $17,114,157.

As of March 31, 2015 the Company had 111,952,623 outstanding shares of common stock.

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

All of our exploration and development efforts are concentrated in Australia. We hold working interests in petroleum exploration licenses covering 3,444 square kilometers (851,030 gross acres, 412,752 net acres) located on the western flank of Australia’s Cooper Basin.

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

As of March 31, 2015 we did not have any proven oil or gas reserves and we did not have any revenue.

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

Onshore licenses – Cooper Basin

We currently hold working interests of 48.5003% in two onshore Petroleum Exploration Licenses (PELs) in Australia. PEL 112 is comprised of 1,086 square kilometers (268,356 gross acres). PEL 444 is comprised of 2,358 square kilometers (582,674 gross acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. We are obligated to pay 4.53% in royalties on our revenues generated by operations on these licenses.

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

Heavy rains beginning in February 2010 created wide scale flooding in the Cooper Basin. For nearly eighteen months, the inaccessibility of roads and facilities partially curtailed Cooper Basin oil production and resulted in a general contraction of exploration activity. As a result, we have applied for, and have been granted multiple license extensions on PEL 112 and PEL 444 from the Government of South Australia. Effective January 9, 2012, we were granted a variation of license terms on PEL 112. Under the variation, the minimum work requirements for PEL 112 License Year Three (3) were exchanged for those of PEL 112 License Year Four (4). Accordingly, the timeframe for acquisition of 100 kilometers of 2D seismic data on that license was moved from January 10, 2012 to January 10, 2013. Our seismic obligation on PEL 112 was completed in late September 2012. On January 3, 2013, we were also granted a six-month extension on PEL 444 such that the timeframe for acquisition of 200 kilometers of 2D seismic data on that license was moved from January 10, 2013 to July 11, 2013, and the overall license term for PEL 444 was extended to July 11, 2015. On February 17, 2015 a 6 month extension was granted extending the obligated drill date to January 11, 2016. Seismic acquisition on PEL 444 was completed in July 2013. The Seismic interpretation on PEL 444 was finalized in February 2014 and the registration with the Government of South Australia was completed on May 7, 2014. This fulfills our minimum work requirements for PEL 444 License Year Three (3).

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

During November 2013, we applied for our final five-year renewal of PEL 112. On December 18, 2013, the Government of South Australia accepted our application and offered to renew PEL 112 in accordance with our suggested terms. In connection with that renewal, we identified and relinquished one-third of the acreage covered by PEL 112. The remaining license acreage contains all areas over which 2D and 3D seismic has been acquired and all existing leads and prospects. We believe the acreage we relinquished was non-prospective. On March 12, 2014, the Government of South Australia finalized its renewal of PEL 112. As a result, we now hold a 48.5003% working interest in PEL 112 (which is comprised of 1,086 square kilometers (268,356 acres) until January 10, 2019.

To maintain our exploration rights in the Cooper/Eromanga Basin, the Australian Government requires that we fulfill the following minimum work commitments:

License	Description of Minimum Work Obligation	Date of Required Completion
PEL 444	Drill one well	January 11, 2016
PEL 112	Geological and geophysical studies	January 10, 2016
PEL 112	Acquire 50 square kilometers – 3D seismic	January 10, 2017
PEL 112	Geological and geophysical studies	January 10, 2018
PEL 112	Drill one well	January 10, 2019

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

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$13,308,200) including:

●
AUD$4,700,000 (USD$4,968,000) which was placed in escrow during May 2012, for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license); and

●
AUD$4,500,000 (USD$4,670,000) which was placed in escrow on November 1, 2012 to secure Terra Nova’s obligation to sole fund the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$3,670,200) to be placed in escrow on or before 45 days following completion or abandonment of the third well in the initial well program for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license, totaling a working interest of 17.5%).

Terra Nova will act as contract operator with respect to all seismic acquisition and drilling work contemplated by the Terra Nova Farm-In Agreement.

Effective May 29, 2013, the Terra Nova Farm-In Agreement was amended such that of the AUD$4,500,000 (USD$4,670,000) placed in escrow for the Initial Well Program, AUD$500,000 (USD$482,250) was used to pay costs incurred in the PEL 444 seismic program. Costs incurred in relation to the seismic earning obligations in excess of AUD$5,200,000 (USD$5,152,000) are borne by Terra Nova, other interest holders and us in accordance with our/their working interest percentages calculated as though Terra Nova had successfully completed its Earning Obligations and earned the entire Farm-In Interest.

In the event Terra Nova elects to complete the second well drilled in connection with the initial three well drilling program, Terra Nova shall pay 50% of the completion cost and we will pay the other 50% of the completion costs. In the event Terra Nova elects to complete the third well drilled in connection with the initial three well drilling program, or any well drilled in connection with the optional three well drilling program, Terra Nova shall pay 50% of the completion cost, and we, and other interest holders shall pay the other 50% of the completion costs in accordance with our working interest at the effective date of the Terra Nova Farm-In Agreement. Terra Nova needs to drill the second well no later than January 11, 2016.

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

Terra Nova earns the Farm-In Interest in stages based upon successful completion of specific Earning Obligations. In each instance, we, and other interest holders will each contribute a portion of the working interest earned by Terra Nova. In the event Terra Nova earns the entire Farm-In Interest, we, and other interest holders will transfer to Terra Nova the following working interest percentages in both PEL 112 and PEL 444:

(a)	We will contribute an undivided 38.556% working interest in both PEL 112 and PEL 444 (resulting in a residual working interest position of 28.112% in each license);

(b)	Other interest holders will contribute an undivided 16.444% working interest in both PEL 112 and PEL 444; and

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

Cooper Basin exploration activity

Our Cooper Basin exploration plan includes the acquisition of 3D seismic data on PEL 112 and PEL 444, and the drilling, completion and equipping of six (6) wells shared across both licenses. Current estimates indicate the costs to perform this work could be AUD$37.5 million (USD$31.5 million). Of this amount, approximately AUD$10.9 million (USD$9.8 million) has already been expended.

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

Eight drilling locations were identified as a result of the reprocessing and final interpretation of the Wingman Survey data. We believe our primary drilling locations are similar geologically to the producing adjacent Charo field located in the western flank of the Cooper Basin.

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

ITEM 1.A.   RISK FACTORS.

Our failure to obtain capital may significantly restrict our proposed operations.

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

Current oil and gas price decreases have not restricted our drilling plans.  The low lifting costs on the Western Flank of the Cooper Basin still allow for favorable margins with a lower oil price environment.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTCQB under the symbol “HENC.” The following chart shows the high and low bid prices as quoted by the OTC Bulletin Board or OTCQB Markets for each quarter for the fiscal years ended December 31, 2014 and 2013. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low
4th Quarter 2014	$0.43	$0.27
3rd Quarter 2014	$0.50	$0.26
2nd Quarter 2014	$0.38	$0.20
1st Quarter 2014	$0.40	$0.23
4th Quarter 2013	$0.36	$0.22
3rd Quarter 2013	$0.67	$0.23
2nd Quarter 2013	$0.69	$0.33
1st Quarter 2013	$0.47	$0.33

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

As of March 31, 2015 we had 43 record holders of our common stock.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. We plan to retain earnings to finance the expansion of our operations.

On December 31, 2014, we issued 45,482 shares of our common stock, at an average price of $0.33 per share, in connection with the conversion of $15,000 in administrative service fees and 126,257 shares of our common stock, at an average price of $0.33 per share, in connection with the conversion of $41,749 in management fees payable to a wholly owned subsidiary of our controlling shareholder, Holloman Corporation. The certificates representing the shares will bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares and did not pay any underwriting discounts or sales commissions.

We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the issuance of the shares listed above.  The persons who acquired these securities were sophisticated investors who were provided full information regarding our business and operations.  There was no general solicitation in connection with the offer or sale of these securities. The persons acquired these securities for their own accounts. The shares cannot be sold unless pursuant to an effective registration statement or an exemption from registration. No commissions were paid to any person in connection with the issuance of these securities.

During the year ended December 31, 2014 we did not purchase any shares of our common stock from third parties in a private transaction or the open market. During the year ended December 31, 2014 none of our officers or directors, or any of our principal shareholders, purchased any shares of our common stock on our behalf from third parties in a private transaction or as a result of purchases in the open market.

ITEM 6.   SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our combined consulting, management and professional fees for the year ended December 31, 2014, decreased by approximately $65,000 or 22% (from $293,710 to $229,211) when compared to the prior fiscal year. This decrease relates to services ended in May 2014 with a consultant ($25,000) and the difference in management fees resulting from the resignation of the Company’s Chief Financial Officer and the appointment of a new Chief Financial Officer in August 2014 ($39,499).

Our office and travel expenses remained relatively stable between 2014 and 2013.

During the years ended December 31, 2014 and 2013, we incurred interest expense of $6,096 and $44,650, respectively. This decrease in interest relates almost entirely to the reduction in financing costs in connection with a Note Payable of $940,000 repaid in late February 2014 (see further details below).

The Australian dollar decreased from 0.887 to 0.8156 US dollars during the year ended December 31, 2014 and decreased from 1.037 to 0.887 US dollars during the year ended December 31, 2013. As a result, we recognized a foreign exchange gain of $387,858 during 2014 and a foreign exchange gain of $746,669 during 2013. Substantially all of our non-cash foreign exchange losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government in connection with our acquisition of PEL 112 and PEL 444.

On April 3, 2012, we granted 1,800,000 stock options to our Chief Executive Officer pursuant to the 2009 Non-Qualified Stock Option Plan (See Note 8 to the financial statements which accompany this report for a more detailed discussion). We determined that the total fair market value of the options granted was $104,874. Since the options were entirely vested at the date of grant, we recognized the entire value of the options as stock-based compensation expense during the year ended December 31, 2012. We recognized no expense in connection with the option plan during the year ended December 31, 2014, since all compensation expense related to the plans had been previously recognized.

On an inception to date basis, we have recognized a net loss of approximately $14,600,000. In largest part, that loss consisted of non-cash expense including: stock-based fees and compensation expense of $3,339,000, unrealized foreign exchange gain of $174,000, and a net impairment of oil and gas properties of approximately $5,152,000. In addition, we have incurred a net loss of $1,671,000 related to the discontinued operations of a former subsidiary, and approximately $4,264,000 in other net losses, related to exploration stage operations.

Financial Condition, Liquidity and Capital Resources

The execution of the Terra Nova Farm-In Agreement significantly enhanced our exploration capacity. On May 11, 2012, Terra Nova closed an equity financing for gross proceeds equal to CAD$10,652,000 (USD$10,663,000). During May 2012, Terra Nova placed AUD$4,700,000 (USD$4,968,000) in escrow for use in the completion of the Mulka and Wingman seismic surveys. During May 2013, we agreed to amend the Terra Nova Farm-In Agreement such that of the amount placed in escrow for the Initial Well Program, AUD$500,000 (USD$482,250) could be used to pay costs incurred on the Wingman Survey as well. During July 2013 and November 2014, we also paid a cash call to Terra Nova of AUD$523,259 (USD$475,747)  and AUD$28,083 (USD$24,618) respectively covering our portion of the costs incurred on the Wingman Survey in excess of the funds escrowed in connection with those seismic efforts.

On November 1, 2012, Terra Nova deposited AUD$4,500,000 (USD$4,670,000) in escrow as a deposit to sole fund the dry-hole costs of an initial three (3) well drilling program. As at December 31, 2014 the funds escrowed had been used to cover costs in connection with those efforts.  The costs associated to drill the second well in the three (3) well drilling program will be paid by Terra Nova.

Our Cooper Basin exploration plan includes the acquisition of 3D seismic data on PEL 112 and PEL 444, and the drilling, completion and equipping of six (6) wells shared across both licenses. Current estimates indicate the costs to perform this work could be AUD$37.5 million (USD$31.5 million). Of this amount, approximately AUD$10.9 million (USD$9.8 million) has already been expended. Under the terms of the Terra Nova Farm-In Agreement, we estimate that Terra Nova will bear AUD$19.6 million (USD$16 million), we would bear AUD$4.8 million (USD$3.9 million) and our other working interest partners would bear AUD$2.2 million (USD$1.8 million), of planned future exploration costs.

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

On December 24, 2012 we borrowed $1,000,000 (“Loan”) from LPD Investments Ltd., (“Lender”). The Loan bore interest at 4.5% per annum and provided for a penalty rate of interest of 10% per year on any unpaid principal which is not paid when due. The Loan was payable upon demand of the Lender at any time, and may be prepaid by us without notice or penalty. On August 16, 2013, we voluntarily repaid $60,000 on the Loan, as a result, at December 31, 2013, the principal balance of the Loan was $940,000. Effective February 15, 2014 we extinguished the Loan by exchanging its remaining principal balance ($940,000) for a 1% royalty interest in favor of the Lender in all production of oil, gas and associated hydrocarbons from PEL 112 and PEL 444 (see Note 5). The Lender is an unrelated party. Holloman Corporation has guaranteed our obligations under the Loan. Other than this Loan, and the obligations associated with our oil and gas concessions in Australia, which include a formal authorization for expenditure in the amount of $176,000 relating to the potential residual portion of seismic exploration expenditures, we had no material future contractual obligations as of December 31, 2014.

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

Effective October 1, 2010, we executed an administrative services agreement with Holloman Corporation. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-day notice. During 2014, we recorded $60,000 (2013 – $60,000) of office expense and issued 186,097 (2013– 156,343) shares of our common stock as a result of this agreement.

Effective December 18, 2014, in order to conserve cash, the Board of Directors consented to issue shares for management services incurred by our Chief Financial Officer on behalf of Holloman Corporation. These fees are payable in shares of our restricted common stock using the same basis as the administrative services agreement. We recorded $41,748 in management fees during 2014 and issued 126,257 shares of its common stock. (see Note 7)

On April 15, 2014, we sold 531,948 shares of common stock to a wholly-owned subsidiary of Holloman Corporation, to certain of our directors and officers, and to two non-affiliated persons. The shares were priced at $0.25 each. Proceeds from the private placement totaled $132,987. Of that amount, $100,000 was paid in cash and $32,987 was a conversion of liabilities.

On October 20, 2014, we sold 675,000 shares of common stock to a wholly-owned subsidiary of Holloman Corporation, to certain of our directors and officers, and to two non-affiliated persons. The shares were priced at $0.20 each. Proceeds from the private placement totaled $135,000.

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. Although the US has experienced economic growth during this fiscal period, other world economies are on the verge of further recessionary effects that continue to inhibit investment liquidity. Oil prices have decreased significantly in the last few months which have resulted in additional uncertainty in capital markets. Our access to capital, as well as that of our partners and contractors, may be limited due to tightened credit markets. In addition, the results of our operations will be significantly impacted by a variety of trends and factors including; (i) our exploration success and the marketability of future production, if any, (ii) increasing competition from larger companies, (iii) future fluctuations in the prices of oil and gas, and (iv) our ability to maintain or increase oil and gas production through exploration and development activities.

We believe our plan of operations may require up to $10 million for exploration costs and administrative expenses over the twelve-month period ending March 31, 2016. We anticipate that our working interest partners will bear will bear up to $8 million and that we may bear up to $2 million of that amount. We are attempting to raise investment capital to cover our portion of anticipated costs.

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

As of March 31, 2015 we did not have any off balance sheet arrangements.

As of March 31, 2015 we did not have any proven oil or gas reserves and we did not have any oil and gas revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", (based on the average of 12 month, first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At December 31, 2014, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash and cash equivalents totaled $50,883 and $23,260 at December 31, 2014 and 2013, respectively. We are exposed to a concentration of credit risk with respect to our cash deposits. We place cash deposits with highly rated financial institutions in the United States and Australia. At times, cash balances held in financial institutions may be in excess of insured limits. We believe the financial institutions are financially strong and the risk of loss is minimal. We have not experienced any losses with respect to the related risks and do not believe our exposure to such risks is more than normal.

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

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary (which is relatively inactive) are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of December 31, 2014, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Other Comprehensive Income (Loss)

We report and display comprehensive loss and its components in our consolidated financial statements. For the years ended December 31, 2014 and 2013, the only components of comprehensive loss were foreign currency translation adjustments.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, management concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework as amended in 2013. Based on that evaluation, management concluded that during the period covered by this report our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

See Item 5 of this report for information concerning the recent sale of our unregistered securities.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Mark Stevenson	60	Chairman of the Board of Directors, President, Chief Executive Officer, and Secretary
Eric Prim	56	Chief Operating Officer, and Director
Gina Serkasevich	45	Chief Financial Officer, Chief Accounting Officer and Treasurer
J. Douglas Brown	62	Director

Our Directors are elected for a one-year term and hold office until the next annual meeting of our shareholders or until their resignation or removal by a vote of our shareholders. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There is no family relationship between or among any of our Directors or Officers. On August 19, 2014 Robert Wesolek, resigned as our Chief Financial and Accounting Officer and Gina Serkasevich was appointed to those positions on August 20, 2014.  Keith Macdonald, resigned as a director on December 11, 2014.

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

Gina Serkasevich CMA, Chief Financial Officer, Chief Accounting Officer and Treasurer

Gina Serkasevich, CMA was appointed Chief Financial Officer on August 20, 2014. She joined Holloman Energy as its Financial Controller in June 2013 with more than 25 years of domestic and international corporate accounting and finance experience. In addition, from July 2013 to February 2015, she served as U.S. Controller for EFLO Energy, Inc. (OTCQB), a company focused on the acquisition, exploration and development of oil and gas assets in North America. Ms. Serkasevich joined Holloman Corporation in June 2012, and also continues to act as its Director of Finance. Holloman Corporation is one of the largest employee owned engineering and construction companies in the United States. Prior to 2012, Ms. Serkasevich worked in the Oil and Gas Tanker Transportation industry as a Regional Financial Manager for AET Inc. Limited (2011-2012), as a Financial Consultant for OSG Ship Management, Inc. (NYSE-OSG) (2009-2011) and as a Financial Controller/CFO for Stena Bulk LLC (1998-2008). During her 11 year tenure at Stena Bulk LLC she established the financial, accounting and reporting requirements for the new joint ventures and tanker pools with Sonanagol USA and held the Secretary position on the board of directors for both of those companies.

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

J. Douglas Brown is an independent director, as that term is defined in Section 803 of the listing standards of the NYSE MKT. During 2014 Mr. Brown and Mr. Macdonald comprised our Audit Committee. Mr. Brown is our Audit Committee financial expert as that term is defined in Item 407 of Regulation S-K of the Securities and Exchange Commission.

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

Compensation Committee Interlocks and Insider Participation

We do not have a separate compensation committee. Our Board of Directors acts as our compensation committee. During the year ended December 31, 2014, all of our directors participated in deliberations concerning executive officer compensation.

During the year ended December 31, 2014, our Chief Operating Officer, Eric Prim, Chief Financial Officer, Robert Wesolek, and Director, Keith Macdonald were directors with the authority to approve compensation decisions for EFLO Energy, Inc., an OTCQB natural resources exploration company. Mr. Macdonald and Mr. Wesolek were executive officers of that company. Mr. Wesolek resigned as one of our officers and directors on August 19, 2014 and Mr. Macdonald resigned on December 11, 2014.

Except for the foregoing, during the year ended December 31, 2014 none of our officers served as a compensation committee member or director of another entity whose officer(s) also served as one of our directors.

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

ITEM 11.   EXECUTIVE COMPENSATION.

The following table shows the compensation accrued or paid to our Chief Executive Officer, Chief Financial Officer, and those executive officers that earned more than $100,000 in 2014 and 2013:

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)

Mark Stevenson	2014	__	__	__	__	__	__
Chief Executive Officer	2013	__	__	__	__	__	__

Robert Wesolek (1)	2014	30,900	––	––	––	––	30,900
Chief Financial and Accounting Officer	2013	118,028	––	––	––	––	118,028

(1)
Mr. Wesolek was compensated in the form of fees for services rendered in the normal course of operations. The amount of the fees was established and approved by our Board of Directors. Mr Wesolek resigned August 19, 2014. As of December 31, 2014, $73,375 in fees payable to Mr. Wesolek remained unpaid.

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

Stock-Based Compensation

On August 15, 2009, we established a Non-Qualified Stock Option Plan and a Stock Bonus Plan. The Non-Qualified Stock Option Plan (the “Option Plan”) authorized the issuance of up to 7,200,000 shares of our common stock. Under the Stock Bonus Plan up to 300,000 shares (“Bonus Shares”) of our common stock could have been issued to employees, directors, officers, consultants and advisors, provided qualifying services were rendered.

During the fiscal year ended December 31, 2014, no options were granted, exercised or forfeited by our officers or directors pursuant to our Non-Qualified Stock Option Plan.  All options expired on August 15, 2014.

We have never offered any annuity, pension or retirement benefits for our officers, directors or employees.

Director’s Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. During the year ended December 31, 2014, no compensation was paid to any of our directors.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows as of March 31, 2015, the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Officers and Directors and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has, or shares, voting and investment power with respect to the shares shown.

Name and address of beneficial owner	Number of Shares (1)		Percentage of Common Stock
Mark Stevenson	50,158,510	(1&2)	44.80%
Chairman of the Board, Chief Executive Officer,
President and Secretary
333 North Sam Houston Parkway East
Suite 600
Houston, TX 77060

Eric Prim	50,193,770	(3)	44.83%
Chief Operating Officer and Director
4514 Siandra Creek Court
Houston, Texas 77386

Gina Serkasevich	25,000	(4)	0.02%
Chief Financial Officer, Chief Accounting Officer and Treasurer
310 Commons Trail Ln
Huffman, TX 77336

J. Douglas Brown	3,810,098		3.40%
Director
16E Les Roseyres, Gron1882
Vaud, Switzerland

Holloman Value Holdings, LLC	49,281,944		44.02%
333 North Sam Houston Parkway East
Suite 600
Houston, Texas 77060

All Officers and Directors as a group (four persons)	54,905,434		49.04%
——————
(1)	Includes 474,745 shares held directly and 401,821 shares held indirectly by entities (excluding Holloman Value Holdings, LLC – Note 3) controlled by Mr. Stevenson.
(2)
Mark Stevenson is the President of Holloman Corporation. Holloman Corporation controls Holloman Value Holdings, LLC. Accordingly, Mr. Stevenson’s holdings include 49,281,944 shares owned of record by Holloman Value holdings, LLC.

(3)	Eric Prim is a Director of Holloman Value Holdings. Accordingly, Mr. Prim’s holdings include 49,281,944 shares owned of record by Holloman Value Holdings, LLC.
(4)	All shares are held indirectly by an entity controlled by Ms. Serkasevich.

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

As detailed in our consolidated financial statements and Items 1 and 7 of this report, from time to time, we have non-interest bearing notes and advances from certain of our Directors, shareholders and affiliates; and a series of transactions with Holloman Corporation, Holloman Value Holdings, LLC, and Holloman Oil & Gas Pty Ltd. Holloman Corporation, controls Holloman Value Holdings, LLC and Holloman Oil & Gas Pty Ltd.

Holloman Corporation, through its wholly-owned subsidiary Holloman Value Holdings, LLC is our parent corporation. As of March 31, 2015 Holloman Value Holdings, LLC owned 49,281,944 shares (44%) of our outstanding common stock. Mark Stevenson, our Chairman and Chief Executive Officer, and Eric Prim, our Director and Chief Operating Officer, are both senior executives with Holloman Corporation.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Weaver and Tidwell, L.L.P. (“Weaver”) for the audit of our annual consolidated financial statements for 2014 and 2013, and the aggregate fees paid or accrued for audit-related services and all other services rendered by Weaver for those years.

	2014	2013
Audit-related fees	$66,000	65,500
Tax fees	8,100	6,550
Total	$74,100	$72,050

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders Equity
Notes to Consolidated Financial Statements

EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.1	Share Exchange Agreement between Endeavor Energy Corporation, First Endeavor Holdings Inc. and Endeavor Canada Corporation(2)
10.2	Agreement between Endeavor Energy Corporation and Holloman Petroleum Pty. Ltd. for the purchase of assets and exchange of shares(3)
10.3	Option Agreement between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.4	Notice of Option Exercise relating to the Option Agreement between Holloman Energy Corporation and Cameron King for an exchange of shares of Endeavor Canada Corporation(4)
10.5	Farm Out Commitment Agreement between Holloman Energy Corporation and Holloman Oil & Gas, Ltd.(4)
10.6	Brandenburg Oil & Gas Farm-In Agreement, Petroleum Exploration Licenses 112 and 444 dated July 29, 2011(6)
10.7	Terra Nova Oil & Gas Farm-In Agreement, PELs 112 and 444, and Letter Agreement – Transaction Cost Sharing (7)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(5)
21.1	As of December 31, 2014 our subsidiaries were:
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
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Holloman Energy Corporation and Subsidiaries (an Exploration Stage Company) (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014, and for the period from inception (May 5, 2006) to December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Holloman Energy Corporation and Subsidiaries (an Exploration Stage Company) as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 and for the period from inception (May 5, 2006) to December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Houston, Texas

March 31, 2015

AN INDEPENDENT	WEAVER AND TIDWELL LLP	HOUSTON
MEMBER OF BAKER TILLY	CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS	24 GREENWAY PLAZA, SUITE 1800, HOUSTON, TX 77046
INTERNATIONAL	WWW.WEAVERLLP.COM	P: (713) 850 8787 F: (713) 850 1673

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET

	December 31, 2014	December 31, 2013

ASSETS

ASSETS
Cash	$50,883	$23,260
Other receivable	2,884	1,256
Prepaid expenses	15,180	8,447
Current Assets	68,947	32,963

Oil and gas properties, full cost method, unproven	16,227,485	17,185,618
Total Assets	$16,296,432	$17,218,581

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$237,122	$237,133
Note payable	-	940,000
Current Liabilities	237,122	1,177,133

Deferred tax liability	4,314,420	4,992,436
Total Liabilities	4,551,542	6,169,569

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
111,952,623 common shares (110,433,321 at December 31, 2013)	111,874	110,433
Additional paid in capital	26,256,682	25,888,388
Accumulated other comprehensive loss	(94)	(2,401)
Deficit accumulated during the exploration stage	(14,623,572)	(14,947,408)
Total Stockholders' Equity	11,744,890	11,049,012

Total Liabilities and Stockholders' Equity	$16,296,432	$17,218,581

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative results from May 5, 2006 (Inception) to December 31,	Years Ended December 31,
	2014	2014	2013
CONTINUING OPERATIONS
Expenses
Consulting	$1,728,912	$50,765	$61,318
Foreign exchange gain	(132,151)	(387,858)	(746,669)
Gain on settlement of debt	(40,026)	-	-
Management and director's fees	1,518,853	46,955	118,028
Stock-based compensation expense	2,511,212	-	-
Office, travel and general	1,063,326	116,775	122,002
Professional fees	1,005,124	131,491	114,364
Salaries, wages and benefits	86,666	-	-
Bad debt expense	3,395	-	-

Total Expenses	(7,745,311)	41,872	330,957

Other income and expense
Oil and gas property impairment	(7,396,207)	-	-
Deferred income tax recovery	2,244,107	-	-
Interest expense	(50,746)	(6,096)	(44,650)
Other income	535,869	-	-
Income (Loss) from Continuing Operations	(12,412,288)	35,776	286,307

DISCONTINUED OPERATIONS
Loss from discontinued operations	(2,454,637)	-	-
Gain on disposal of Endeavor	783,868	-	-
Loss from Discontinued Operations	(1,670,769)	-	-

NET INCOME (LOSS) BEFORE TAXES	(14,083,057)	35,776	286,307
Provision for income tax	(540,515)	288,060	(828,575)
NET INCOME (LOSS)	$(14,623,572)	$323,836	$(542,268)
Foreign currency translation	(94)	2,307	6,497
COMPREHENSIVE INCOME (LOSS)	$(14,623,666)	$326,143	$(535,771)

BASIC AND DILUTED NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE		$0.00	$(0.00)

BASIC AND DILUTED NET INCOME(LOSS) FROM DISCONTINUED OPERATIONS PER COMMON SHARE		$(0.00)	$(0.00)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE		$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		111,022,420	110,330,146

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative results from May 5, 2006 (Inception) to December 31,	Years Ended December 31,
	2014	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$(14,623,572)	$323,836	$(542,268)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Cash used by discontinued operations	1,729,701	-	-
Gain on disposal of Endeavor	(783,868)	-	-
Gain from settlement of indebtedness	(65,026)	-	-
Stock-based compensation and fee payments	3,339,212	-	-
Unrealized foreign exchange gain	(173,890)	(387,649)	(739,259)
Impairment of oil and gas properties (net of tax recovery)	5,152,100	-	-
Deferred income tax provision	540,515	(288,060)	828,575
Changes in working capital items:
Other receivable	(2,884)	(1,628)	212
Prepaid expenses	(15,180)	(6,733)	(1,790)
Accounts payable and accrued liabilities	695,700	152,857	31,508
Contract advances	131,190	-	-
Cash used in operating activities	(4,076,002)	(207,377)	(423,022)

INVESTING ACTIVITIES
Investing activities from discontinued operations	(1,447,739)	-	-
Oil and gas expenditures	(1,910,585)	-	(503,600)
Oil and gas expenditures recovered from partners	37,340	-	-
Cash acquired on acquisition	12,696	-	-
Deposit on acquisition	(639,487)	-	-
Cash used in investing activities	(3,947,775)	-	(503,600)

FINANCING ACTIVITIES
Financing activities from discontinued operations	2,000,261	-	-
Common stock issued for cash	3,740,001	235,000	-
Loans payable	1,050,567	-	-
Loan repayments	(60,000)	-	(60,000)
Related party repayments	(100,000)	-	-
Proceeds from related parties	1,443,831	-	-
Cash provided by (used in) financing activities	8,074,660	235,000	(60,000)

CHANGE IN CASH	50,883	27,623	(986,622)
CASH, BEGINNING	-	23,260	1,009,882

CASH, ENDING	$50,883	$50,883	$23,260

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$62,229	$6,096	$44,965

NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures in oil and gas properties	$34,724	$34,724	$52,857

NON-CASH FINANCING ACTIVITIES:
Shares issued for management fees	$234,598	$2,848	$-
Shares issued for services	$545,000	$60,000	$60,000
Shares issued on conversion of liabilities	$2,733,767	$71,888	$-
Shares issued for property acquired	$15,903,000	$-	$-
ORRI issued for conversion of debt	$940,000	$940,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
From May 5, 2006 (Inception) to December 31, 2014

							Deficit
						Accumulated	Accumulated
	Common Shares		Preferred Shares		Additional	Other	During	Total
	Number		Number		Paid In	Comprehensive	Exploration	Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Income/(Loss)	Stage	Equity

Issuance of common shares to founder, May 2006	100	$1	-	$-	$-	$-	$-	$1

Comprehensive income (loss)
Net loss for the 8 months ended December 31, 2006	-	-	-	-	-	-	(1,462,407)	(1,462,407)
Foreign currency translation	-	-	-	-	-	13,987	-	13,987
Total Comprehensive loss								(1,448,420)

Balance, December 31, 2006	100	1	-	-	-	13,987	(1,462,407)	(1,448,419)
Issued by the Company on acquisition of ECC in August 2007	-	-	9,000	9	-	-	-	9
Issued by FEH on acquisition of ECC in August, 2007	-	-	9,000,000	9,000	(9,000)	-	-	-
Adjustment to give effect to acquisition of ECC in August, 2007	61,466,203	61,466	-	-	329,766	-	-	391,232
Shares of ECC acquired by legal parent	(100)	(1)	-	-	-	-	-	(1)
Issued at $1.50 per share in August 2007 on conversion of ECC debentures	1,093,155	1,093	-	-	1,638,640	-	-	1,639,733
Issued for cash at $1.00 per share	60,000	60	-	-	59,940	-	-	60,000
Issued for property at $0.86 per share	18,600,000	18,600	-	-	15,884,400	-	-	15,903,000

Comprehensive loss
Net loss	-	-	-	-	-	-	(1,507,745)	(1,507,745)
Foreign currency translation	-	-	-	-	-	(44,857)	-	(44,857)
Total Comprehensive loss								(1,552,602)

Balance, December 31, 2007	81,219,358	$81,219	9,009,000	$9,009	$17,903,746	$(30,870)	$(2,970,152)	$14,992,952

Write Off Accumulated Comprehensive Income from ECC operations to Extraordinary Gain	-	-	-	-	-	31,265	(70)	31,195
Preferred shares cancelled by the Company on divestiture of ECC February 2008	-	-	(6,500)	(6)	-	-	-	(6)

Prefrerred shares cancelled by FEH on divestiture of ECC February 2008	-	-	(6,500,000)	(6,500)	-	-	-	(6,500)
Conversion of preferred shares to common stock	2,502,500	2,503	(2,502,500)	(2,503)	-	-	-	-
Investment Units issued for cash at $0.30 per unit	2,766,668	2,767	-	-	744,233	-	-	747,000
Investment Units issued for cash at $0.255 per unit	6,664,706	6,664	-	-	1,618,335	-	-	1,624,999
Management fees converted to common stock	2,005,833	2,006	-	-	197,987	-	-	199,993

Comprehensive income
Net income	-	-	-	-	-	-	808,322	808,322
Foreign currency translation	-	-	-	-	-	1,219	-	1,219
Total Comprehensive income								809,541

Balance, December 31, 2008	95,159,065	95,159	-	-	20,464,301	1,614	(2,161,900)	18,399,174
Conversion of indebtedness to commmon stock	9,385,935	9,386	-	-	929,207	-	-	938,593
Issued for services	700,000	700	-	-	315,550	-	-	316,250
Investment units issued for cash at $0.48 per unit	1,860,416	1,860	-	-	891,140	-	-	893,000
Conversion of indebtedness to investment units	132,404	133	-	-	63,421	-	-	63,554
Stock-based compensation granted	-	-	-	-	1,143,379	-	-	1,143,379

Comprehensive loss
Net loss	-	-	-	-	-	-	(8,650,016)	(8,650,016)
Foreign currency translation	-	-	-	-	-	(4,540)	-	(4,540)
Total Comprehensive loss								(8,654,556)
Balance, December 31, 2009	107,237,820	107,238	-	-	23,806,998	(2,926)	(10,811,916)	13,099,394
Issued for services	69,445	69	-	-	14,931	-	-	15,000
Stock-based compensation granted	-	-	-	-	1,066,126	-	-	1,066,126

Comprehensive loss
Net loss	-	-	-	-	-	-	(2,466,997)	(2,466,997)
Foreign currency translation	-	-	-	-	-	(5,733)	-	(5,733)
Total Comprehensive loss								(2,472,730)
Balance, December 31, 2010	107,307,265	107,307	-	-	24,888,055	(8,659)	(13,278,913)	11,707,790
Investment units issued for cash at $0.15 per unit	1,200,001	1,200	-	-	178,800	-	-	180,000
Investment units issued for services	133,334	134	-	-	19,866	-	-	20,000

Conversion of indebtness to investment units	66,667	67	-	-	9,933	-	-	10,000
Issued for services	290,332	290	-	-	59,710	-	-	60,000
Stock-based compensation granted	-	-	-	-	196,835	-	-	196,835

Comprehensive loss
Net loss	-	-	-	-	-	-	(522,601)	(522,601)
Foreign currency translation	-	-	-	-	-	(3,684)	-	(3,684)
Total Comprehensive loss								(526,285)
Balance, December 31, 2011	108,997,599	108,998	-	-	25,353,199	(12,343)	(13,801,514)	11,648,340
Stock-based compensation granted	75,000	75	-	-	126,549	-	-	126,624
Issued for services	1,204,379	1,204	-	-	348,796	-	-	350,000

Comprehensive loss
Net loss	-	-	-	-	-	-	(603,626)	(603,626)
Foreign currency translation	-	-	-	-	-	3,445	-	3,445
Total Comprehensive loss								(600,181)
Balance, December 31, 2012	110,276,978	110,277	-	-	25,828,544	(8,898)	(14,405,140)	11,524,783

Issued for services	156,343	156	-	-	59,844	-	-	60,000

Comprehensive income
Net loss	-	-	-	-	-	-	(542,268)	(542,268)
Foreign currency translation	-	-	-	-	-	6,497	-	6,497
Total Comprehensive loss								(535,771)
Balance, December 31, 2013	110,433,321	110,433	-	-	25,888,388	(2,401)	(14,947,408)	11,049,012

Issued for services	444,302	366	-	-	134,369	-	-	134,735
Investment units issued for cash at $0.25 per unit	400,000	400	-	-	99,600	-	-	100,000
Investment units issued for cash at $0.20 per unit	675,000	675	-	-	134,325	-	-	135,000
Comprehensive income
Net income	-	-	-	-	-	-	323,836	323,836
Foreign currency translation	-	-	-	-	-	2,307	-	2,307
Total Comprehensive loss								326,143
Balance, December 31, 2014	111,952,623	$111,874	$-	$-	$26,256,682	$(94)	$(14,623,572)	$11,744,890

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

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage. It has not generated operating revenues, and has accumulated losses of $14,623,572 since inception. The Company has funded its operations through the issuance of capital stock, joint venturing of its work program obligations with third parties who have paid a significant portion of required program costs, and debt. Management plans to raise additional funds through: third-party equity or debt financing, continued joint venturing of its work program obligations, and reliance upon the continued support of its controlling shareholder. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon: the continued participation of its joint venture partners and the support of its controlling shareholder, its ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generating profitable operations.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these consolidated financial statements relate to carrying values of oil and gas properties, determination of fair values of stock based transactions, and deferred income taxes.

Foreign Currency Translation

The Company and its Australian subsidiary’s functional and reporting currency is the United States dollar. The functional currency of the Company’s Canadian subsidiary (which is currently inactive) is the Canadian dollar. Foreign currency financial statements of the Company’s Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Transaction gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of the Company’s Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses.  If material, translation gains and losses are included in the determination of income. Foreign currency transactions of the Company’s subsidiaries are primarily undertaken in Australian and Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Fair Market Measurements

The Company estimates the fair values of financial and non-financial assets and liabilities under ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”). ASC Topic 820 provides a framework for consistent measurement of fair value for those assets and liabilities already measured at fair value under other accounting pronouncements. Certain specific fair value measurements, such as those related to share-based compensation, are not included in the scope of ASC Topic 820. Primarily, ASC Topic 820 is applicable to assets and liabilities related to financial instruments, to some long-term investments and liabilities, to initial valuations of assets and liabilities acquired in a business combination, and to long-lived assets written down to fair value when they are impaired. It does not apply to oil and natural gas properties accounted for under the full cost method, which are subject to impairment based on SEC rules. ASC Topic 820 applies to assets and liabilities carried at fair value on the consolidated balance sheet, as well as to supplement fair value information about financial instruments not carried at fair value.

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

●
Level 2 — inputs other than quoted prices which are observable for an asset or liability. These include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

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

Cash, Cash Equivalents and the Fair Value of Financial Instruments

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash and cash equivalents totaled $50,883 and $23,260 at December 31, 2014 and 2013, respectively. The Company is exposed to a concentration of credit risk with respect to its cash deposits. The Company places cash deposits with highly rated financial institutions in the United States and Australia. At times, cash balances held in financial institutions may be in excess of insured limits. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risks is more than normal.

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

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Costs of unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized. At December 31, 2014 and 2013, the Company assessed that there was no impairment of unproved properties.

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on 12-month average of first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At December 31, 2014, all of the Company’s oil and gas interests were classified as unproven properties and were not being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the consolidated statements of operations.

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

The Company accounts for uncertainty in income taxes by applying a two-step method. First, it evaluates whether a tax position has met a more likely than not recognition threshold, and second, it measures that tax position to determine the amount of benefit, if any, to be recognized in the consolidated financial statements. The application of this method did not have a material effect on the Company's consolidated financial statements.

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

Other Comprehensive Income (Loss)

The Company reports and displays comprehensive income and loss and its components in the consolidated financial statements. For the years ended December 31, 2014 and 2013, the only components of comprehensive income were foreign currency translation adjustments.

Earnings Per Share

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of Basic EPS for each period since the Company had no securities outstanding during periods in which the Company generated net loss that were potentially dilutive.

Subsequent Events

Management has evaluated events from December 31, 2014 through the date the financials were available to be issued and has disclosed any subsequent events at Note 12.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (ASU 2014-10), which eliminates the concept of a development stage entity (DSE) from U.S. GAAP. This change rescinds certain financial reporting requirements that have historically applied to DSEs and is intended to result in cost-savings for affected entities.  ASU 2014-10 is effective for public entities for annual reporting periods beginning after December 15, 2014 and interim periods therein. The Company does not expect that the removal of this information will have a material effect on its consolidated financial statements or the related footnote disclosures thereto.

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

4.  OIL AND GAS PROPERTIES

General

All of the Company’s oil and gas properties are located in Australia and are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion. The costs incurred in oil and gas property acquisition and exploration activities are summarized as follows:

Australian Exploration Properties - Unproven
Balance, December 31, 2006	$––
Acquisition costs	15,903,000
Impact of deferred tax liability	6,177,000
Exploration costs	290,925
Balance, December 31, 2007	22,370,925
Exploration Costs	710,204
Balance, December 31, 2008	23,081,129
Write down – Barrow	(2,908,010)
Write down – Vic P60	(2,212,197)
Write down – Deferred tax gross-ups	(1,636,508)
Exploration Costs	131,806
Balance, December 31, 2009	16,456,220
Exploration Costs	174,571
Balance, December 31, 2010	16,630,791
Exploration Costs	4,144
Balance, December 31, 2011	16,634,935
Exploration Costs - Recovered	(5,773)
Balance, December 31, 2012	16,629,162
Exploration Costs	556,456
Balance, December 31, 2013	17,185,618
Note Conversion to ORRI	(940,000)
Exploration Costs - Recovered	(18,133)
Balance, December 31, 2014	$16,227,485

Offshore – The Gippsland and Barrow Basins

In May 2007, the Company acquired a 62.5% working interest in an Australian oil and gas exploration permit (“Vic P60”) covering 340,000 acres, more or less, in the Gippsland Basin in Australia. On November 21, 2007, the Company purchased seven Australian oil and gas interests. This purchase was facilitated by the acquisition of Holloman Petroleum, a privately held Australian-based company, for 18,600,000 shares of the Company's common stock with a fair market value of $15,903,000. The purchase included a 66.67% working interest in three licenses located in the Cooper Basin in the State of South Australia, the remaining 37.5% working interest in Vic P60 and a 100% working interest in three permits in the Barrow Sub-Basin in the State of Western Australia. During 2009, the Company relinquished its Barrow Sub-Basin and Vic P60 permits, and recognized a net loss on the impairment of oil and gas assets of $5,759,694. This loss included the write-off of a $639,487 deposit paid in connection with the acquisition of Vic P60. The carrying value of oil and gas properties was also reduced by $1,636,508 in deferred tax gross-ups relating to the relinquished permits.

Onshore – The Cooper Basin

At December 31, 2014, the Company holds working interests in two onshore Petroleum Exploration Licenses (PELs) in Australia. PEL 112, in which the Company holds a 48.5003% working interest, is comprised of 1,086 square kilometers (268,356 gross acres), and PEL 444, in which the Company also holds a 48.5003% working interest, is comprised of 2,358 square kilometers (582,674 gross acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. The Company’s oil and gas properties are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion.

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

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$13,308,200) including:

●
AUD$4,700,000 (USD$4,968,000) which was placed in escrow during May 2012 for use in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements, and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license upon completion of the seismic obligations);

●
AUD$4,500,000 (USD$4,670,000) which was placed in escrow on November 1, 2012 to secure Terra Nova’s obligation to sole fund the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$3,670,200) to be placed in escrow on or before 45 days following completion or abandonment of the third well in the initial well program, for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%).

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

In July 2013, Terra Nova drilled the first well on PEL 112. The well was plugged and abandoned in August 2013. In the event Terra Nova elects to complete the second well drilled in connection with the initial three well drilling program, Terra Nova will pay 50% of the completion costs and the Company will pay the other 50% of the completion costs. In the event Terra Nova elects to complete the third well drilled in connection with the initial three well drilling program, or any well drilled in connection with the optional three well drilling program, Terra Nova will pay 50% of the completion costs, and the Company, and other interest holders will pay the other 50% of the completion costs in accordance with their working interest at the effective date of the Agreement.

In the event any well drilled in connection with either the initial or optional drilling programs is commercially viable, and Terra Nova elects to complete such well, Terra Nova is entitled to a preferential recovery of one hundred percent of the costs it has paid to drill and test that successful well. Terra Nova is entitled to 80% of production from that successful well until either that successful well has ceased production or Terra Nova has received net revenue equal to the reimbursable costs it has incurred. Terra Nova will need to drill the second well of the initial well program no later than January 11, 2016.

Terra Nova earns the Farm-In Interest in stages based upon successful completion of specific Earning Obligations. In each instance, the Company, and other interest holders will each contribute a portion of the working interest earned by Terra Nova. In the event Terra Nova earns the entire Farm-In Interest, the Company, and other interest holders will transfer to Terra Nova the following working interest percentages in both PEL 112 and PEL 444:

(a)	The Company will contribute an undivided 38.556% working interest in both PEL 112 and PEL 444 (resulting in a residual working interest position of 28.112% in each license);
(b)	Other interest holders will contribute an undivided 16.444% working interest in both PEL 112 and PEL 444; and

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

On November 30, 2014, the Company agreed to the assignment of Sakhai’s 12.8332% interest to Perseville Investing Inc. Perseville Investing Inc. assumes all obligations related to the working interest in PEL 112 and PEL 444 previously held by Sakhai.

As a result of the assignments, at December 31, 2014, the working interest held in PEL 112 and PEL 444 by the Company is 48.5003%, Perseville Investing Inc. 25.6664% and Terra Nova 25.8333%.

5. EXTINGUISHMENT OF NOTE PAYABLE

On December 24, 2012, the Company entered into a Promissory Note with an unrelated party (“Lender”) under which it borrowed the principal amount of $1,000,000 (the “Note”). On August 16, 2013, the Company voluntarily repaid $60,000 on the Note.  Effective February 15, 2014, the Company extinguished the Note by exchanging its remaining principal balance ($940,000) for a 1% overriding royalty interest in favor of the Lender in all production of oil, gas and associated hydrocarbons from PEL 112 and PEL 444 (see Note 4).

The Note bore interest at 4.5% per annum and provided for a penalty rate of interest of 10% per year on any unpaid principal which was not paid when due. The Note was payable upon demand of the Lender at any time, and was guaranteed by the Company’s controlling shareholder.

For the years ended December 31, 2014 and 2013, the Company recognized $5,331 and $43,979, respectively in interest expense on the Note, $15,993 of interest incurred remained unpaid at December 31, 2014.

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

During 2014, management fees totaling $30,900 (2013 - $118,028) were paid to the Company’s former Chief Financial Officer. The fees were incurred as compensation for services rendered in the normal course of operations and were paid at the amount established and agreed to by the related parties.

Effective October 1, 2010, the Company executed an administrative services agreement with Holloman Corporation, the Company’s controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of the Company’s restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days’ notice. During 2014, the Company recorded $60,000 (2013 – $60,000) of office expense and issued 186,097 (2013– 156,343) shares of its common stock as a result of this agreement (see Note 10).

On December 18, 2014, in order to conserve cash, the Board of Directors consented to pay all outstanding and future management fees incurred by Holloman Corporation using the same basis as the administrative agreement.  During 2014 the Company recorded $41,748 in management fees and as a result issued 126,257 shares of its common stock.

8.  STOCK-BASED COMPENSATION

On August 15, 2009, the Company established a Non-Qualified Stock Option Plan and a Stock Bonus Plan. The Non-Qualified Stock Option Plan (the “Option Plan”) authorized the issuance of up to 7,200,000 shares of the Company’s common stock. Under the Stock Bonus Plan up to 300,000 shares (“Bonus Shares”) of the Company’s common stock may be issued to employees, directors, officers, consultants and advisors, provided qualifying services are rendered.

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
1,800,000

All of these options expired without being exercised.

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

On August 15, 2014, stock options granted in the connection with the Company’s 2009 Non-Qualified Stock Option Plans providing for the purchase of 3,300,000 shares of the Company’s common stock, at a weighted average price of $1.10 per share expired without exercise.

On October 20, 2014, the Company sold 675,000 shares of common stock to a wholly-owned subsidiary of Holloman Corporation, to certain directors and officers of the Company, and to two non-affiliated persons. The shares were priced at $0.20 each. Proceeds from the private placement totaled $135,000 paid in cash.

On December 18, 2014 the Board of Directors consented to pay all outstanding and future management fees incurred by Holloman Corporation using the same basis as the administrative agreement.  During 2014 the Company recorded $41,748 in management fees and as a result issued 126,257 shares of its common stock (see Note 7).

At December 31, 2014 all stock options granted by the Company had expired.

A summary of Option Plan activity as of December 31, 2014, and changes during the year then ended is presented below.

Options	Shares (000’s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term (yrs)	Aggregate Intrinsic value
Outstanding – January 1, 2014	3,300	$1.10
Granted	––	––
Exercised	––	––
Forfeited or expired	3,300	$1.10
Outstanding – December 31, 2014	––	––
Exercisable – December 31, 2014	––	––

There was no share-based compensation recognized during the year ended December 31, 2014.

A total of $104,874 in non-cash, stock-based compensation was recognized in connection with the Option Plan during the year ended December 31, 2012.

9.  PREFERRED SHARES

The Company and its wholly-owned subsidiary, First Endeavor Holdings (“FEH”), are each authorized to issue 10,000,000 preferred shares with a par value of $0.001 per share. At December 31, 2014 and 2013, neither the Company nor FEH had any preferred shares outstanding.

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

On February 1, 2008 the Company entered into an agreement with its former Chief Executive Officer which provided the Company with the option of exchanging all of the Company’s interest in Endeavor for the Company’s Series A Preferred shares and the Class A Preferred shares of FEH previously issued in connection with the Company’s original acquisition of Endeavor. On February 15, 2008 the option was exercised. As a result, the 6,500 shares of the Company’s Series A Preferred stock and the 6,500,000 Class A Preferred shares of FEH were returned to the Company and cancelled and all outstanding shares of Endeavor were transferred to the former CEO (see Note 3).

The remaining 2,500 shares of the Company’s Series A Preferred shares and 2,500,000 preferred shares of FEH were converted into an equivalent number of shares of the Company’s common stock during June 2008.

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

During 2014, the Company issued 186,097 (2013 – 156,343) shares of common stock, at an average price of $0.322 (2013 - $0.384) per share in connection with the conversion of $60,000 (2013 - $60,000) in administrative service fees and issued 126,257 shares of common stock, at an average price of $0.331 in connection with management fees payable to its controlling shareholder. (see note 7)

On February 14, 2012, stock warrants providing for the purchase of 700,003 shares of the Company’s common stock, at a price of $0.25 per share, expired without exercise. On August 15, 2012, stock options granted in connection with the Company’s 2009 Non-Qualified Stock Option Plan providing for the purchase of 3,300,000 shares of the Company’s common stock, at a weighted average price of $0.75 per share, also expired without exercise. In addition, on December 17, 2012, stock warrants providing for the purchase of 996,412 shares of the Company’s common stock, at a price of $0.80 per share, expired without exercise. On August 15, 2014, stock options granted in connection with the Company’s 2009 Non-Qualified Stock Option Plans providing for the purchase of 3,300,000 shares of the Company’s common stock, at a weighted average price of $1.10 per share also expired without exercise. There have been no warrants or stock options forfeited since inception.

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

11.  INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Statutory tax rates	35%	35%
Expected recovery of income taxes at statutory rates	$12,522	$103,182
Increase (reduction) in income taxes resulting from:
Foreign exchange rate and tax rate differences	235,420	(220,870)
Valuation allowance change	(536,002)	946,263
Provision for income taxes	$(288,060)	$828,575

The significant components of deferred income tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Deferred income tax assets:
Stock-based compensation	$878,925	$878,925
US net operating loss carryforwards	1,626,291	1,509,626
Australian operating loss carryforwards	203,311	814,822
Australian deposits on property	––	––
US loan receivable	499,887	543,806
Other accruals	20,300	17,536
Total deferred income tax assets	3,228,714	3,764,715
Less: valuation allowance	(3,228,714)	(3,764,715)
Deferred income tax assets, net	-	-
Petroleum and natural gas properties, Australia	(4,314,420)	(4,992,436)
Deferred income tax liabilities, net	$(4,314,420)	$(4,992,436)

In the United States, the Company had regular tax net operating losses of $4,646,547 that expire from 2026 through 2037. A valuation allowance of $2,525,516 has been applied against the deferred tax asset representing these and other losses.

In Australia, the Company had regular tax net operating losses of $677,704 that may be used in future years to reduce taxable income. A valuation allowance of $703,198 has been applied against the deferred tax asset representing these and other losses.

The Company's tax returns for 2011 and subsequent years remain subject to examination by tax authorities.

12.  SUBSEQUENT EVENTS

On February 17, 2015 a 6 month lease extension was granted for Petroleum Exploration License (“PEL”) 444 block. This was requested due to heavy rainfall in the area limiting progress on work area clearance. Our farmout partner has indicated that there will be no disruption in the current drilling campaign and are still working towards a May 2015 start. PEL 444 will expire on January 11, 2016 unless a well is drilled prior to this date.

SIGNATURES

Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION
Date: March 31, 2015
	By:	/s/ Mark Stevenson
Mark Stevenson, President and Principal Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Mark Stevenson	March 31, 2015
Mark Stevenson, Principal Executive Officer and Director

/s/ Gina Serkasevich	March 31, 2015
Gina Serkasevich, Principal Financial and Accounting Officer

/s/ J. Douglas Brown	March 31, 2015
J. Douglas Brown, Director

/s/ Eric Prim	March 31, 2015
Eric Prim, Director