Form 10-Q
period 2015-03-31
HOLLOMAN ENERGY CORP
filed 2015-05-15
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class of Stock	No. Shares Outstanding	Date
Common	112,577,625	May 15, 2015

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLOMAN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

ASSETS
Cash	$18,233	$50,883
Other receivable	41,175	2,884
Prepaid expenses	13,374	15,180
Current Assets	72,782	68,947

Oil and gas properties, full cost method, unproven	16,234,119	16,227,485
Total Assets	$16,306,901	$16,296,432

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$267,026	$237,122
Current Liabilities	267,026	237,122

Deferred tax liability	4,045,259	4,314,420
Total Liabilities	4,312,285	4,551,542

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
112,077,625 common shares (111,952,623 at December 31, 2014)	112,078	111,874
Additional paid in capital	26,290,901	26,256,682
Accumulated other comprehensive income (loss)	2,883	(94)
Accumulated deficit	(14,411,246)	(14,623,572)
Total Stockholders' Equity	11,994,616	11,744,890

Total Liabilities and Stockholders' Equity	$16,306,901	$16,296,432

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	3 Months Ended March 31,
	2015	2014

CONTINUING OPERATIONS
Expenses
Consulting	$-	$22,523
Foreign exchange (gain) loss	(268,465)	203,012
Management and director's fees	19,423	16,650
Office, travel and general	29,541	28,075
Professional fees	6,980	3,867

Total Expenses	212,521	(274,127)

Other expense
Interest expense	(195)	(5,513)
Income (Loss) from Continuing Operations	212,326	(279,640)

NET INCOME (LOSS) BEFORE TAXES	212,326	(279,640)
Income tax expense	-	-
NET INCOME (LOSS)	$212,326	$(279,640)
Foreign currency translation (net of tax of $0)	2,977	(3,988)
COMPREHENSIVE INCOME (LOSS)	$215,303	$(283,628)

BASIC AND DILUTED NETINCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE	$0.00	$(0.00)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	111,954,012	110,433,855

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014

OPERATING ACTIVITIES
Net income (loss)	$212,326	$(279,640)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized foreign exchange gain	(266,183)	198,998
Changes in working capital items:
Other receivable	(38,291)	(53)
Prepaid expenses	1,806	(642)
Accounts payable and accrued liabilities	57,692	60,613
Cash used in operating activities	(32,650)	(20,724)

CHANGE IN CASH	(32,650)	(20,724)
CASH, BEGINNING	50,883	23,260

CASH, ENDING	$18,233	$2,536

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$195	$10,612

NON-CASH INVESTING ACTIVITIES:
Increase in accrued capital expenditures in oil and gas properties	$6,634	$15,923

NON-CASH FINANCING ACTIVITIES:
Shares issued for management fees	$19,423	$-
Shares issued for services	$15,000	$15,000
ORRI issued for conversion of debt	$-	$940,000

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements and footnotes included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Company adopted ASU 2014-10 on January 1, 2015, and has applied its guidance in the preparation of these unaudited interim consolidated financial statements.  The application of ASU 2014-10 resulted in the removal of 1) inception-to-date information in the statements of operations and cash flows, 2) labels on the financial statements indicating the Company’s exploration stage status, 3) certain historic disclosures describing exploration stage activities in which the Company has been engaged. The Company does not believe, however, that the removal of this information will have a material effect on its unaudited interim consolidated financial statements or the related footnote disclosures thereto.

Risks and Uncertainties

Holloman Energy Corporation is a business that has not commenced planned principal operations. The Company is an oil and gas exploration and production company with assets in the Cooper/Eromanga basin in South Australia.  The Company’s activities since inception have consisted of entering into a farm-in agreement with Terra Nova, which has acquired all seismic acquisition and drilling work associated with two Petroleum Exploration Licenses, PEL 112 and PEL 444.

Holloman Energy Corporation is a business whose planned principal operations are the exploration and production of oil and gas in South Australia.  The Company has participated in the drilling of one well on PEL 112 that was unsuccessful.

During fiscal year 2014, the seismic data pertaining to PEL 112 and PEL 444 was reinterpreted to better reflect the formations on the licenses and resulted in the identification of eight possible drilling sites.  The Company plans to raise additional capital to support the completion of those wells if they are anticipated to be productive.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional capital to complete the Company’s possible productive wells.

2.  OIL AND GAS PROPERTIES

At March 31, 2015, the Company holds a 48.5003% working interest in two onshore Petroleum Exploration Licenses (PELs) in Australia. PEL 112 is comprised of 1,086 square kilometers (268,356 gross acres, 130,155 net acres), and PEL 444 is comprised of 2,358 square kilometers (582,674 gross acres, 282,601 net acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. All of the Company’s oil and gas properties are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion.

3. SUBSEQUENT EVENTS

On April 13, 2015, the Company sold 500,000 shares of common stock to a wholly-owned subsidiary of Holloman Corporation, to certain directors and officers of the Company, and to three non-affiliated persons. The shares were sold at a price of $0.20 each. Proceeds from the private placement totaled $100,000. The entire $100,000 was paid in cash.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission (“SEC”) on March 31, 2015, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included as part of this report and our Form 10-K, for the year ended December 31, 2014 filed with the SEC on March 31, 2015.

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

The Department of Primary Industries and Resources of South Australia reports that the Cooper Basin has sourced over 158 million barrels of oil, 5 trillion cubic feet of gas and 155 million equivalent barrels of LPG and condensate. It has in excess of 120,000 kilometers of 2-D seismic data and more than 1,970 wells in more than 103 oil and 165 gas fields. From January 2002 through December 2012, 195 exploration wells and 85 appraisal/development wells have been drilled in the Cooper Basin. Most wells have targeted oil, however both oil and gas have been discovered. Hydrocarbons were found in 89 of these wells (46% technical success rate) and 76 of these wells were cased and suspended as future producers (39% commercial success rate). Our management believes that Australia provides a stable regulatory, tax and business environment in the oil and gas sector.

Effective May 11, 2012, we entered into a definitive Oil and Gas Farm-In Agreement with Terra Nova Energy Ltd., and its wholly owned subsidiary Terra Nova Resources Inc. (“Terra Nova”), which provides Terra Nova the right to earn up to a 55% undivided working interest in our Australian licenses in exchange for undertaking certain exploration obligations (the “Terra Nova Farm-In Agreement”).

On July 23, 2013, we participated in drilling the Wolfman #1 exploration well on PEL 112. The Wolfman #1 did not encounter oil or gas. The proposed drilling of the second well is to take place prior to January 11, 2016.

As of May 15, 2015 we did not have any proven oil or gas reserves and we did not have any revenue.

Our Australian assets

Onshore licenses – Cooper Basin

We currently hold working interests in PEL 112 and PEL 444 in Australia. Both licenses are located onshore on the southwestern flank of the Cooper Basin in the State of South Australia. Our oil and gas properties are unproven. We are obligated to pay royalties of 4.53% on our revenues generated by operations on these licenses.

PEL 112 is comprised of 1,086 square kilometers (268,356 gross acres, 130,155 net acres), and PEL 444 is comprised of 2,358 square kilometers (582,674 gross acres, 282,601 net acres). We originally held a 66.667% working interest in both licenses. In connection with the Terra Nova Farm-In Agreement, Terra Nova has earned a 25.8333% working interest in PEL 112 and PEL 444. We contributed 18.1667% of working interest earned. As a result, we now hold a residual working interest of 48.5003% in each license (see further details below).

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

On February 17, 2015, the Government of South Australia granted a six month extension on License PEL 444. This extends the drilling commitment from July 11, 2015 to January 11, 2016.

On February 23, 2015, Terra Nova sold a 5.1666% working interest to Perseville Investing Inc. in PEL 112 and PEL 444 for a total of $3,000,000 to be used towards the drilling of two wells on PEL 444 proposed for this year.

As a result of the assignments, at March 31, 2015, the working interest held in PEL 112 and PEL 444 by the Company is 48.5003%, Perseville Investing Inc. 30.833% and Terra Nova 20.6667%

To maintain our exploration rights in the Cooper/Eromanga Basin, the Australian Government requires that we fulfill the following minimum work commitments:

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

To earn the entire Farm-In Interest, Terra Nova is required to fund exploration and development expenditures (the “Earning Obligations”) totaling at least AUD$13,700,000 (USD$13,098,000) including:

●
AUD$4,700,000 (USD$4,968,000) which was paid and used in the completion of a seismic acquisition program sufficient to meet the minimum seismic acquisition requirements, and interpretation of the acquired data for PEL 112 and PEL 444 (earning a 20% working interest in each license upon completion of the seismic obligations);

●
AUD$4,500,000 (USD$4,670,000) which was placed in escrow on November 1, 2012 to secure Terra Nova’s obligation to sole fund the dry-hole costs of an initial three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%); and

●
AUD$4,500,000 (USD$3,460,000) to be placed in escrow on or before 45 days following completion or abandonment of the third well in the initial well program, for use in funding the first AUD$4,500,000 in dry-hole costs of an optional three (3) well drilling program on either PEL 112 or PEL 444, provided that at least one well is drilled on each license (earning a working interest of 5.833% per well in each license upon completion, totaling a working interest of 17.5%).

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

Terra Nova earns the Farm-In Interest in stages based upon successful completion of specific Earning Obligations. In each instance, we, ACOR and Sakhai will each contribute a portion of the working interest earned by Terra Nova. In the event Terra Nova earns the entire Farm-In Interest, the Company, and other interest holders will transfer to Terra Nova the following working interest percentages in both PEL 112 and PEL 444:

(a)	We will contribute an undivided 38.556% working interest in both PEL 112 and PEL 444 (resulting in a residual working interest position of 28.111% in each license); and
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

On November 30, 2014, we agreed to the assignment of Sakhai’s 12.8332% interest to Perseville Investing Inc. Perseville Investing Inc. assumes all obligations related to the working interest in PEL 112 and PEL 444 previously held by Sakhai.

On February 23, 2015, Terra Nova sold a 5.1666% working interest to Perseville Investing Inc. in PEL 112 and PEL 444 for a total of $3,000,000 to be used towards the drilling of two wells on PEL 444 proposed for this year.

As a result of the assignments, at March 31, 2015, the working interest held in PEL 112 and PEL 444 by the Company is 48.5003%, Perseville Investing Inc. 30.833% and Terra Nova 20.6667%

Cooper Basin exploration activity

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

Initial data processing of the Wingman Survey was completed in February 2014. The data has since been analyzed and as many as nine prospects and leads have been mapped. The targets are all associated with the Birkhead Formation (“Birkhead”) which is the main producer in the Charo-Snatcher field and located approximately 21 km South-East of the Wingman Survey.  To further de-risk the already mapped prospects and leads in PEL 444, it was decided to re-process the data with the primary objective of relative amplitude preservation with the broadest possible bandwidth necessary for AVO - mapping techniques. Based on the reprocessed data completed September 2014, the targeted drilling locations have been mapped at various stratigraphic levels such as Birkhead, Namur and Hutton.  These will be assessed in conjunction with the analogies from the adjacent Charo Field.  The sites of the first two wells to be drilled are Baikal#1:  latitude 27°13' 41.9"S; longtitude 139° 46' 01.7"E and Maverick #2: latitude 27°12' 58.0"S; longtitude 139° 49' 25.1"E .

Terra Nova has signed a letter of intent in October 2014 with Hunt Energy and Mineral Pty. with regard to a drilling service agreement. On February 17, 2015, the Government of South Australia granted a six month extension on License PEL 444. This extends the drilling commitment from July 11, 2015 to January 11, 2016.

Other

Results of Operations

Our combined consulting, management and professional fees for the three months ended March 31, 2015, decreased by approximately $17,000 or 39% (from $43,040 to $26,403) when compared to the same period during the prior fiscal year. This decrease relates to a reduction in management fees incurred. The change in office, travel and administrative expenses for the three month period ended March 31, 2015 was immaterial ($1K).

During the three months ended March 31, 2015 and 2014, we incurred interest expense of $195 and $5,513, respectively. This decline in interest expense results from the repayment of our note payable in the amount of $1,000,000 ($940,000 of which was outstanding at the time of payment) during mid-February 2014.

The Australian dollar decreased from 0.816 to 0.769, and increased from 0.887 to 0.925 US dollars during the three month period ended March 31, 2015 and 2014, respectively. As a result, we recognized a foreign exchange gain of approximately $268,000 and a loss of $203,000, respectively, during those periods. Substantially all of our non-cash foreign exchange gains and losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government in connection with our acquisition and ongoing investment in PEL 112 and PEL 444.

Financial Condition, Liquidity and Capital Resources

Our operations to date have been financed from the sale of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates. We regularly review the market to identify opportunities for capital formation.

Effective October 1, 2010, we executed an administrative services agreement with our controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days’ notice. During the three months ended March 31, 2015, we paid administrative fees totaling $15,000, using 54,479 shares of our common stock at approximate weighted average prices of $0.275 per share. Proceeds from this administrative service agreement have been assigned to a wholly owned subsidiary of Holloman Corporation.

On December 18, 2014, in order to conserve cash, the Board of Directors consented to pay all outstanding and future management fees incurred by Holloman Corporation using the same basis as the administrative agreement. During the three months ended March 31, 2015, the Company incurred management fees totaling $19,422 and issued 70,523 shares of its common stock at an approximate weighted average price of $0.275.

On April 13, 2015, the Company sold 500,000 shares of common stock to a wholly-owned subsidiary of Holloman Corporation, to certain directors and officers of the Company, and to three non-affiliated persons. The shares were sold at a price of  $0.20 each. Proceeds from the private placement totaled $100,000. The entire $100,000 was paid in cash.

Other than the obligations associated with our oil and gas concessions in Australia, which include a formal authorization for expenditure in the amount of $150,000 relating to the potential residual portion of seismic exploration expenditures, we had no material future contractual obligations as of March 31, 2015.

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

We believe our plan of operations may require up to $10.0 million for exploration costs and administrative expenses over the twelve-month period ending August 31, 2016. We anticipate that our working interest partners will bear up to $7.7 million and that we may bear up to $2.3 million of that amount. We are attempting to raise investment capital to cover our portion of anticipated costs.

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

As of May 15, 2015 we did not have any off balance sheet arrangements.

As of May 15, 2015 we did not have any proven oil or gas reserves and we did not have any revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", (based on the average of 12 month, first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At March 31, 2015, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary (which is relatively inactive) are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of March 31, 2015, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Other Comprehensive Income (Loss)

We report and display comprehensive income or loss and its components in our consolidated financial statements. For the three month period ended March 31, 2015, the only components of comprehensive income or loss were foreign currency translation adjustments.

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

Earnings per share

We present both basic and diluted earnings (loss) per share (EPS) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all potential dilutive shares if their effect is anti-dilutive. Diluted EPS figures are equal to those of basic EPS for each period since we had no securities outstanding during those periods in which we generated net loss that were potentially dilutive.

See Note 1 to the accompanying unaudited consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2015, we issued 54,479 shares of our common stock, at an average price of $0.275 per share, in connection with the conversion of $15,000 in administrative service fees payable and we issued 70,523 shares of our common stock at an average price of $0.275 per share, in connection with the conversion of $19,422 in management fees payable to a wholly owned subsidiary of our controlling shareholder, Holloman Corporation.

On April 13, 2015, we sold 500,000 shares of common stock to a wholly-owned subsidiary of Holloman Corporation, to certain directors and officers, and to three non-affiliated persons. The shares were priced at $0.20 each. Proceeds from the private placement totaled $100,000. The entire $100,000 was paid in cash.

We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the issuance and sale of the shares listed above.  The persons who acquired these securities were sophisticated investors who were provided full information regarding our business and operations.  There was no general solicitation in connection with the offer, sale or issuance of these securities.  The persons acquired these shares for their own accounts.  The shares cannot be sold unless pursuant to an effective registration statement or an exemption from registration.  No commissions were paid to any person in connection with the issuance or sale of these securities.

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

HOLLOMAN ENERGY CORPORATION

Date: May 15, 2015	By:	/s/ Mark Stevenson
Mark Stevenson, Principal Executive Officer

Date: May 15, 2015	By:	/s/ Gina Serkasevich
Gina Serkasevich, Principal Financial and Accounting Officer