Form 10-Q
period 2015-06-30
HOLLOMAN ENERGY CORP
filed 2015-08-13
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class of Stock	No. Shares Outstanding	Date
Common	112,655,268	August 13, 2015

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Insert financial statements here.

HOLLOMAN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

ASSETS
Cash	$39,029	$50,883
Other receivable	1,966	2,884
Prepaid expenses	9,612	15,180
Current Assets	50,607	68,947

Oil and gas properties, full cost method, unproven	16,239,294	16,227,485
Total Assets	$16,289,901	$16,296,432

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$211,356	$237,122
Current Liabilities	211,356	237,122

Deferred tax liability	4,024,028	4,314,420
Total Liabilities	4,235,384	4,551,542

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
112,655,268 common shares (111,952,623 at December 31, 2014)	112,655	111,874
Additional paid in capital	26,414,654	26,256,682
Accumulated other comprehensive income (loss)	2,316	(94)
Accumulated deficit	(14,475,108)	(14,623,572)
Total Stockholders' Equity	12,054,517	11,744,890

Total Liabilities and Stockholders' Equity	$16,289,901	$16,296,432

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2015	2014	2015	2014
CONTINUING OPERATIONS
Expenses
Consulting	$-	$17,820	$-	$40,343
Foreign exchange (gain) loss	(21,237)	105,562	(289,702)	308,574
Management and director's fees	16,830	11,625	36,253	28,275
Office, travel and general	29,608	28,785	59,149	56,860
Professional fees	38,466	25,423	45,446	29,290

Total Expenses	(63,667)	(189,215)	148,854	(463,342)

Other expense
Interest expense	(194)	(195)	(389)	(5,708)
Income (Loss) from Continuing Operations	(63,861)	(189,410)	148,465	(469,050)

NET INCOME (LOSS) BEFORE TAXES	(63,861)	(189,410)	148,465	(469,050)
Provision for income tax	-	-	-	-
NET INCOME (LOSS)	$(63,861)	$(189,410)	$148,465	$(469,050)
Foreign currency translation ( net of tax of $0)	(567)	(1,192)	2,410	(5,180)
COMPREHENSIVE INCOME (LOSS)	$(64,428)	$(190,602)	$150,875	$(474,230)

BASIC AND DILUTED NETINCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE	$(0.00)	$(0.00)	$0.00	$(0.00)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	112,490,566	110,926,181	112,223,771	110,681,378

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014

OPERATING ACTIVITIES
Net income (loss)	$148,465	$(469,050)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized foreign exchange gain (loss)	(287,981)	303,398
Changes in working capital items:
Other receivable	918	(3,883)
Prepaid expenses	5,568	(6,700)
Accounts payable and accrued liabilities	28,676	87,424
Cash used in operating activities	(104,354)	(88,811)
FINANCING ACTIVITIES
Common stock issued for cash	92,500	100,000
Cash provided by financing activities	92,500	100,000

CHANGE IN CASH	(11,854)	11,189
CASH, BEGINNING	50,883	23,260

CASH, ENDING	$39,029	$34,449

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$195	$5,707

NON-CASH INVESTING ACTIVITIES:
Increase in accrued capital expenditures in oil and gas properties	$11,809	$66,374

NON-CASH FINANCING ACTIVITIES:
Shares issued for management fees	$36,253	$-
Shares issued for services	$30,000	$30,000
Shares issued on conversion of liabilities	$-	$32,987
ORRI issued for conversion of debt	$-	$940,000

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements and footnotes included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six and three month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Company adopted ASU 2014-10 on January 1, 2015, and has applied its guidance in the preparation of these unaudited interim consolidated financial statements.  The application of ASU 2014-10 resulted in the removal of 1) inception-to-date information in the statements of operations and cash flows, 2) labels on the consolidated financial statements indicating the Company’s exploration stage status, 3) certain historic disclosures describing exploration stage activities in which the Company has been engaged. The Company does not believe, however, that the removal of this information will have a material effect on its unaudited interim consolidated financial statements or the related footnote disclosures thereto.

Risks and Uncertainties

Holloman Energy Corporation is a business that has not commenced planned principal operations. The

Company is an oil and gas exploration and production company with assets in the Cooper/Eromanga basin in South Australia.  The Company’s activities since inception have consisted of entering into a farm-in agreement with Terra Nova, which acquired seismic data for two Petroleum Exploration Licenses, PEL 112 and PEL 444. Terra Nova drilled one well on PEL 112 which was not successful.  On May 19, 2015 Terra Nova terminated the Farm-in Agreement.

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

2.  OIL AND GAS PROPERTIES

At June 30, 2015, the Company holds a working interest in two onshore Petroleum Exploration Licenses (PELs) in Australia.  A 48.5003% working interest in PEL 112 and a 53.3336% working interest in PEL 444, of which 4.8333% is currently under dispute. PEL 112 is comprised of 1,086 square kilometers (268,356 gross acres, 130,155 net acres), and PEL 444 is comprised of 2,358 square kilometers (582,674 gross acres, 282,601 net acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. All of the Company’s oil and gas properties are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion.

On May 19, 2015 Terra Nova terminated its Farm-In Agreement.  According to the terms of the Agreement, to earn the entire Farm-In interest of up to 55% undivided working interest in PEL 112 and PEL 444 Terra Nova was required to drill 3 wells in respect to an Initial Well Program and 3 wells in respect to an Option Well Program. The termination of the Agreement took place after only one well was drilled.  As a result Terra Nova has forfeited earning any additional working interest in the properties.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included as part of this report and our Form 10-K, as of and for the year ended December 31, 2014 filed with the SEC on March 31, 2015.

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

The Department of Primary Industries and Resources of South Australia reports that the Cooper Basin has sourced over 158 million barrels of oil, 5 trillion cubic feet of gas and 155 million equivalent barrels of LPG and condensate. It has in excess of 340,000 kilometers of 2-D seismic data, 11,400 square kilometers of 3D seismic data and more than 1,970 wells in more than 103 oil and 165 gas fields. From January 2002 through December 2012, 195 exploration wells and 85 appraisal/development wells have been drilled in the Cooper Basin. Most wells have targeted oil, however both oil and gas have been discovered. Hydrocarbons were found in 89 of these wells (46% technical success rate) and 76 of these wells were cased and suspended as future producers (39% commercial success rate). Our management believes that Australia provides a stable regulatory, tax and business environment in the oil and gas sector.

As of August 13, 2015 we did not have any proven oil or gas reserves and we did not have any revenue.

Our Australian assets

Onshore licenses – Cooper Basin

We currently hold working interests in PEL 112 and PEL 444 in Australia. Both licenses are located onshore on the southwestern flank of the Cooper Basin in the State of South Australia. Our oil and gas properties are unproven. We are obligated to pay royalties of 4.53% on our revenues generated by operations on these licenses.

Effective May 11, 2012, we entered into an Oil and Gas Farm-In Agreement with Terra Nova Energy Ltd., and its wholly owned subsidiary Terra Nova Resources Inc. (“Terra Nova”), Chelsea Oil & Gas Ltd., formerly Australian-Canadian Oil Royalties Ltd. (“ACOR”) and Eli Sakhai (“Sakhai”) on PEL 112 and 444.  The Farm-In Agreement provides terms by which Terra Nova could earn up to a 55% undivided working interest in our Australian licenses in exchange for undertaking certain exploration obligations.

On May 19, 2015 Terra Nova terminated the Farm-In Agreement.

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

On February 17, 2015, the Government of South Australia granted a six month extension on License PEL 444. This extends the drilling commitment from July 11, 2015 to January 11, 2016.  Renewal can be made by November 10, 2015 for a further 5-year term over 50% of the current area. A large area to the north of the suggested drilling locations is believed to have no prospects and would be the acreage chosen to relinquish.

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

Our Cooper Basin exploration plan includes the acquisition of 3D seismic data on PEL 112 and PEL 444, and the drilling, completion and equipping of six (6) wells shared across both licenses. Current estimates indicate the costs to perform this work could be AUD$37.5 million (USD$29 million). Of this amount, approximately AUD$10.9 million (USD$10.0 million) has already been expended. The Company is currently disputing rights to operatership with Terra Nova which is attributable to the termination of the Farm-In Agreement on May 19th, 2015. Regardless of the outcome of the dispute, we intend to move forward with our drilling program on a cooperative basis with our joint-interest partners. In that connection the Company aims to finalize adequate financing to fulfill its drilling obligations on a timely basis.

PEL 112

PEL 112 is comprised of 1,086 square kilometers (268,356 gross acres, 130,155 net acres).

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

As a result of drilling the Wolfman #1, Terra Nova earned an additional undivided 5.8333% working interest in PEL 112.

On May 19, 2015 Terra Nova terminated the Farm-In Agreement and forfeited its right to earn additional working interest in the license.

PEL 444

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

During February 2014, Terra Nova finalized its interpretation of the Wingman Survey data and earned a 20% working interest in PEL 444.

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

On May 19, 2015 Terra Nova terminated the Farm-In Agreement and forfeited its right to earn additional working interest in the license. The Company is currently disputing rights to operatership which is attributable to the termination. Regardless of the outcome of the dispute, we intend to move forward with our drilling program on a cooperative basis with our joint-interest partners. In that connection the Company aims to finalize adequate financing to fulfill its drilling obligations on a timely basis.

Working Interest Ownership

In 2014, ACOR assigned its 12.8332% working interest in PEL 112 and 444 to Perseville Investing Inc. Perseville Investing Inc. assumed all obligations related to the working interest in PEL 112 and PEL 444 previously held by ACOR.

In February 2015, Terra Nova sold a 5.1666% working interest to Perseville Investing Inc. in PEL 112 and PEL 444 for a total of $3,000,000, which amount will be used towards the drilling of two wells on PEL 444 proposed for this year.

The working interest ownership in our Australian licenses as of July 31, 2015 is shown below:

	PEL 112	PEL 444
Holloman	48.5003%	53.3336	% (1)
Terra Nova	20.6667%	14.8334%
Perseville Investing	30.833%	31.833%

(1)         The ownership of a 5.83333% working interest is in dispute with Terra Nova.  The termination of the Farm-in Agreement prior to Terra Nova drilling a well on PEL 444 resulted in Terra Nova’s obligation to return a 5.8333% working interest that was provisionally transferred to Terra Nova in anticipation of Terra Nova drilling a well on that license.

Results of Operations

Our combined consulting, management and professional fees for the six and three months ended June 30, 2015, decreased by approximately $16,000 or 17% (from $97,908 to $81,699) and increased by $400 or 1% (from $54,868 to $55,296) when compared to the same periods during the prior fiscal year, respectively. This decrease relates to a reduction in management fees incurred. The change in office, travel and administrative expenses for the six month periods ended June 30, 2015 and 2014 was immaterial (approximately $2,000).

The Australian dollar decreased from 0.816 to 0.766, and decreased from 0.769 to 0.766 US dollars during the six and three month periods ended June 30, 2015 respectively. As a result, we recognized a foreign exchange gain of approximately $290,000 and $21,000, respectively, during those periods. The US dollar decreased in value relative to the Australian dollar from 1.1268 to 1.0594, and from 1.0809 to 1.0594 Australian dollars, during the six and three month periods ended June 30, 2014, respectively. As a result, we recognized foreign exchange losses of approximately $309,000 and $106,000 during the respective periods. Substantially all of our non-cash foreign exchange gains and losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government in connection with our acquisition and ongoing investment in PEL 112 and PEL 444.

Financial Condition, Liquidity and Capital Resources

Our operations to date have been financed from the sale of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates. We regularly review the market to identify opportunities for capital formation.

Effective October 1, 2010, we executed an administrative services agreement with our controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days’ notice. During the six and three months ended June 30, 2015, we paid administrative fees totaling $30,000 and $15,000, using 108,193 and 53,713 shares of our common stock at approximate weighted average prices of $0.277 and $0.279 per share, respectively. Proceeds from this administrative service agreement have been assigned to a wholly owned subsidiary of Holloman Corporation.

On December 18, 2014, in order to conserve cash, the Board of Directors consented to pay all outstanding and future management fees incurred by Holloman Corporation using the same basis as the administrative agreement. During the six and three months ended June 30, 2015, the Company incurred management fees totaling $36,253 and $16,830 and issued 131,953 and 61,430 shares of its common stock at approximate weighted average prices of $0.275 and $0.274, respectively.

On April 13, 2015, the Company sold 492,500 shares of common stock to a wholly-owned subsidiary of Holloman Corporation, to certain directors and officers of the Company, and to two non-affiliated persons. The shares were sold at a price of $0.20 each. Proceeds from the private placement totaled $92,500. The entire $92,500 was paid in cash.

Other than the obligations associated with our oil and gas concessions in Australia, which include a formal authorization for expenditure in the amount of $150,000 relating to the potential residual portion of seismic exploration expenditures, we had no material future contractual obligations as of June 30, 2015.

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

As of August 13, 2015 we did not have any off balance sheet arrangements.

As of August 13, 2015 we did not have any proven oil or gas reserves and we did not have any revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", (based on the average of 12 month, first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At June 30, 2015, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary (which is relatively inactive) are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of June 30, 2015, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Other Comprehensive Income (Loss)

We report and display comprehensive income or loss and its components in our consolidated financial statements. For the six and three month periods ended June 30, 2015, the only components of comprehensive income or loss were foreign currency translation adjustments.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

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

On April 13, 2015, we sold 462,500 shares of common stock to a wholly-owned subsidiary of Holloman Corporation, to certain directors and officers, and to two non-affiliated persons. The shares were priced at $0.20 each. Proceeds from the private placement totaled $92,500. The entire $92,500 was paid in cash.

On June 30, 2015, we issued 53,713 shares of our common stock, at an average price of $0.279 per share, in connection with the conversion of $15,000 in administrative service fees payable and we issued 61,430 shares of our common stock at an average price of $0.274 per share, in connection with the conversion of $16,830 in management fees payable to a wholly owned subsidiary of our controlling shareholder, Holloman Corporation.

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

HOLLOMAN ENERGY CORPORATION

Date: August 13, 2015	By:	/s/ Mark Stevenson
Mark Stevenson, Principal Executive Officer

Date: August 13, 2015	By:	/s/ Gina Serkasevich
Gina Serkasevich, Principal Financial and Accounting Officer