Form 10-Q
period 2015-09-30
HOLLOMAN ENERGY CORP
filed 2015-11-13
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class of Stock	No. Shares Outstanding	Date
Common	113,028,805	November 13, 2015

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLOMAN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

ASSETS
Cash	$29,212	$50,883
Other receivable	4,849	2,884
Prepaid expenses	10,459	15,180
Current Assets	44,520	68,947

Oil and gas properties, full cost method, unproven	16,315,910	16,227,485
Total Assets	$16,360,430	$16,296,432

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$225,498	$237,122
Loan payable	100,000	-
Current Liabilities	325,498	237,122

Deferred tax liability	3,693,085	4,314,420
Total Liabilities	4,018,583	4,551,542

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
113,028,805 common shares (111,952,623 at December 31, 2014)	113,028	111,874
Additional paid in capital	26,493,645	26,256,682
Accumulated other comprehensive income (loss)	5,337	(94)
Accumulated deficit	(14,270,163)	(14,623,572)
Total Stockholders' Equity	12,341,847	11,744,890

Total Liabilities and Stockholders' Equity	$16,360,430	$16,296,432

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2015	2014	2015	2014

CONTINUING OPERATIONS
Expenses
Consulting	$7,781	$10,422	$7,781	$50,765
Foreign exchange (gain) loss	(331,009)	(374,911)	(620,711)	(66,337)
Management and director's fees	14,365	6,398	50,618	34,673
Office, travel and general	29,416	30,130	88,565	86,990
Professional fees	74,309	51,181	119,755	80,471

Total Expenses	205,138	276,780	353,992	(186,562)

Other expense
Interest expense	(194)	(194)	(583)	(5,902)
Income (Loss) from Continuing Operations	204,944	276,586	353,409	(192,464)

NET INCOME (LOSS) BEFORE TAXES	204,944	276,586	353,409	(192,464)
Provision for income tax	-	-	-	-
NET INCOME (LOSS)	$204,944	$276,586	$353,409	$(192,464)
Foreign currency translation (net of tax of $0)	3,021	7,648	5,431	2,468
COMPREHENSIVE INCOME (LOSS)	$207,965	$284,234	$358,840	$(189,996)

BASIC AND DILUTED NET INCOME (LOSS) FROM
CONTINUING OPERATIONS PER COMMON SHARE	$0.00	$0.00	$0.00	$(0.00)

BASIC AND DILUTED NET INCOME (LOSS)
PER COMMON SHARE	$0.00	$0.00	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	112,795,198	111,064,417	112,416,340	110,810,763

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

OPERATING ACTIVITIES
Net income (loss)	$353,409	$(192,464)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Unrealized foreign exchange gain (loss)	(615,903)	(64,874)
Changes in working capital items:
Other receivable	(1,965)	(660)
Prepaid expenses	4,721	(2,370)
Accounts payable and accrued liabilities	81,144	151,199
Cash used in operating activities	(178,594)	(109,169)

INVESTING ACTIVITIES
Oil and gas expenditures	(85,577)	-
Cash used in investing activities	(85,577)	-

FINANCING ACTIVITIES
Common stock issued for cash	142,500	100,000
Proceeds from loan	100,000	-
Cash provided by financing activities	242,500	100,000

CHANGE IN CASH	(21,671)	(9,169)
CASH, BEGINNING	50,883	23,260

CASH, ENDING	$29,212	$14,091

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$583	$5,902

NON-CASH INVESTING ACTIVITIES:
Increase in accrued capital expenditures in oil and gas properties	$2,848	$70,343

NON-CASH FINANCING ACTIVITIES:
Shares issued for management fees	$50,618	$-
Shares issued for services	$45,000	$45,000
Shares issued on conversion of liabilities	$-	$32,987
ORRI issued for conversion of debt	$-	$940,000

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements and footnotes included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine and three month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Company’s activities are subject to significant risks and uncertainties; including failing to secure additional capital to complete the Company’s productive wells.

2.  OIL AND GAS PROPERTIES

At September 30, 2015, the Company holds a working interest in two onshore Petroleum Exploration Licenses (PELs) in Australia.  A 48.5003% working interest in PEL 112 and a 53.3336% working interest in PEL 444, of which 4.8333% is currently under dispute. PEL 112 is comprised of 1,086 square kilometers (268,356 gross acres, 130,153 net acres), and PEL 444 is comprised of 2,358 square kilometers (582,674 gross acres, 310,761 net acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. All of the Company’s oil and gas properties are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion.

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

On September 14, 2015 the Company entered into a loan agreement with Holloman Corporation for $100,000 to cover the initial cash call on PEL 444.  The loan is to be repaid within a period of 2 years at a rate of 5% per annum.

3.  SUBSEQUENT EVENTS

On October 19, 2015, the Company borrowed USD$1,600,000 from Southern Hydrocarbon Resources Pty Ltd., a subsidiary of Holloman Corporation.  This debt replaces the loan provided on September 14, 2015. The loan bears interest at 5% per year and is due and payable on October 19, 2017. The borrowed funds will be used to fund the Company’s share of the cost to drill one well on PEL 444.  As collateral for the loan, the Company gave Southern Hydrocarbon Resources Pty Ltd. a 20% security interest in a portion of its working interest in PEL 444.

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

The South Australian Energy Resources Division of the Department of State Development (DSD) reports that the SA portion of the Cooper/Eromanga Basin has produced over 175 million barrels of oil, 5.2 trillion cubic feet of gas and 160 million equivalent barrels of LPG and condensate. It has in excess of 150,000 line kilometers of 2-D and 3-D seismic data, over 2,300 wells and more than 103 oil and 165 gas fields. From January 2002 through December 2012, 195 exploration wells and 85 appraisal/development wells were drilled by new Operators (other than Santos) in and around the SA Cooper Basin. Most wells have targeted oil, however both oil and gas have been discovered. Hydrocarbons were found in 89 of these wells (46% technical success rate) and 76 of these wells were cased and suspended as future producers (39% commercial success rate). Our management believes that Australia provides a stable regulatory, tax and business environment in the oil and gas sector.

As of November 13, 2015 we did not have any proven oil or gas reserves and we did not have any revenue.

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

On February 17, 2015, the Government of South Australia granted a six month extension on License PEL 444. This extends the drilling commitment from July 11, 2015 to January 11, 2016.  Renewal can be made by January 11, 2015 for a further 5-year term over 50% of the current area. A large area to the north of the suggested drilling locations is believed to have no prospects and would be the acreage chosen to relinquish.

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

Our Cooper Basin exploration plan includes the acquisition of 3D seismic data on PEL 112 and PEL 444, and the drilling, completion and equipping of six (6) wells shared across both licenses. Current estimates indicate the costs to perform this work could be AUD$37.5 million (USD$26 million). Of this amount, approximately AUD$10.9 million (USD$10.0 million) has already been expended. We are currently disputing rights to operatorship with Terra Nova which is attributable to the termination of their Farm-In Agreement on May 19th, 2015.  Regardless of the outcome of the dispute, we have moved forward with our drilling program on a cooperative basis with our joint interest partners.  In that connection we aim to finalize adequate financing to fulfill its drilling obligations on a timely basis.

PEL 112

PEL 112 is comprised of 1,086 square kilometers (268,356 gross acres, 130,153 net acres).

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

On May 19, 2015 Terra Nova terminated the Farm-In Agreement and forfeited its right to earn any additional working interest in the license.

PEL 444

PEL 444 is comprised of 2,358 square kilometers (582,674 gross acres, 310,761 net acres).

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

Initial data processing of the Wingman Survey was completed in February 2014. The data has since been analyzed and as many as nine prospects and leads have been mapped. The targets are all associated with the Birkhead Formation (“Birkhead”) which is the main producer in the Charo-Snatcher field and located approximately 21 km South-East of the Wingman Survey.  To further de-risk the already mapped prospects and leads in PEL 444, it was decided to re-process the data with the primary objective of relative amplitude preservation with the broadest possible bandwidth necessary for AVO - mapping techniques. Based on the reprocessed data completed in September 2014, the targeted drilling locations have been mapped at various stratigraphic levels such as Birkhead, Namur and Hutton.  These will be assessed in conjunction with the analogies from the adjacent Charo Field.

On February 17, 2015, the Government of South Australia granted a six month extension on License PEL 444. This extends the drilling commitment from July 11, 2015 to January 11, 2016.

On May 19, 2015 Terra Nova terminated the Farm-In Agreement and forfeited its right to earn any additional working interest in the license. We are currently disputing rights to operatorship with Terra Nova which is attributable to the termination. Regardless of the outcome of the dispute, we have moved forward with our drilling program on a cooperative basis with our joint interest partners.  In that connection we aim to finalize adequate financing to fulfill our drilling obligations on a timely basis.

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

The working interest ownership in our Australian licenses as of September 30, 2015 is shown below:

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

Results of Operations

Our combined consulting, management and professional fees for the nine and three months ended September 30, 2015, increased by approximately $12,000 or 7% (from $165,909 to $178,154) and increased by $28,454 or 42% (from $68,001 to $96,455) when compared to the same periods during the prior fiscal year, respectively. This increase relates entirely to additional legal fees incurred. The change in office, travel and administrative expenses for the nine month periods ended September 30, 2015 and 2014 was immaterial (approximately $1,500).

The Australian dollar decreased from 0.816 to 0.701, and from 0.766 to 0.701 US dollars during the nine and three month periods ended September 30, 2015 respectively. As a result, we recognized a foreign exchange gain of approximately $621,000 and $331,000, respectively, during those periods. The Australian dollar decreased in value relative to the US dollar from 0.893 to 0.873, and from 0.942 to 0.873 US dollars, during the nine and three month periods ended September 30, 2014, respectively. As a result, we recognized foreign exchange gains of approximately $66,000 and $375,000 during the respective periods. Substantially all of our non-cash foreign exchange gains and losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government in connection with our acquisition and ongoing investment in PEL 112 and PEL 444.

Financial Condition, Liquidity and Capital Resources

Our operations to date have been financed from the sale of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates. We regularly review the market to identify opportunities for capital formation.

Effective October 1, 2010, we executed an administrative services agreement with our controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days’ notice. During the nine and three months ended September 30, 2015, we paid administrative fees totaling $45,000 and $15,000, using 172,874 and 64,681shares of our common stock at approximate weighted average prices of $0.262 and $0.232 per share, respectively. Proceeds from this administrative service agreement have been assigned to a wholly owned subsidiary of Holloman Corporation.

On December 18, 2014, in order to conserve cash, the Board of Directors consented to pay all outstanding and future management fees incurred by Holloman Corporation using the same basis as the administrative agreement. During the nine and three months ended September 30, 2015, the Company incurred management fees totaling $50,618 and $14,365 and issued 190,809 and 58,856 shares of its common stock at approximate weighted average prices of $0.264 and $0.244, respectively.

On April 13, 2015, we sold 462,500 shares of common stock to a wholly-owned subsidiary of Holloman Corporation, to certain of our directors and officers, and to two non-affiliated persons. The shares were sold at a price of $0.20 each. Proceeds from the private placement totaled $92,500. The entire $92,500 was paid in cash.

On September 14, 2015, we borrowed USD$100,000 from Holloman Corporation.  The loan bears interest at 5.0% per year and is due and payable on September 14, 2017.

On October 19, 2015, we borrowed USD$1,600 000 from Southern Hydrocarbon Resources Pty Ltd., a subsidiary of Holloman Corporation.  This debt replaces the loan provided on September 14, 2015. The loan bears interest at 5% per year and is due and payable on October 19, 2017. The borrowed funds will be used to fund our share of the cost to drill one well on PEL 444.  As collateral for the loan, we gave Southern Hydrocarbon Resources a 20% security interest in a portion of its working interest in PEL 444.

Other than the obligations associated with our oil and gas concessions in Australia, which include a formal authorization for expenditure in the amount of $150,000 relating to the potential residual portion of seismic exploration expenditures, and a loan of $100,000 from Holloman Corporation for use to cover the Baikal #1 initial cash call, we had no material future contractual obligations as of September 30, 2015.

The oil and gas industry is cyclical in nature and tends to reflect general economic conditions. The US and other world economies are recovering from a recession which continues to inhibit investment liquidity. Oil prices have dropped significantly in the past year and there is uncertainty on when a possible recovery will take place.  This, coupled with the pattern of historic price fluctuations has resulted in additional uncertainty in capital markets. Our access to capital, as well as that of our partners and contractors, may be limited due to tightened credit markets. In addition, the results of our operations will be significantly impacted by a variety of trends and factors including; (i) our exploration success and the marketability of future production, if any, (ii) increasing competition from larger companies, (iii) future fluctuations in the prices of oil and gas, and (iv) our ability to maintain or increase oil and gas production through exploration and development activities.

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

As of November 13, 2015 we did not have any off balance sheet arrangements.

As of November 13, 2015 we did not have any proven oil or gas reserves and we did not have any revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", (based on the average of 12 month, first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At September 30, 2015, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

●
Level 2 — inputs other than quoted prices that is observable for an asset or liability. These include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

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

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary (which is relatively inactive) are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of September 30, 2015, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Other Comprehensive Income (Loss)

We report and display comprehensive income or loss and its components in our consolidated financial statements. For the nine and three month periods ended September 30, 2015, the only components of comprehensive income or loss were foreign currency translation adjustments.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

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

On September 30, 2015, we issued 64,681 shares of our common stock, at an average price of $0.232 per share, in connection with the conversion of $15,000 in administrative service fees payable and we issued 58,856 shares of our common stock at an average price of $0.244 per share, in connection with the conversion of $14,365 in management fees payable to a wholly owned subsidiary of our controlling shareholder, Holloman Corporation.

We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the issuance and sale of the shares listed above.  The persons who acquired these securities were sophisticated investors who were provided full information regarding our business and operations.  There was no general solicitation in connection with the offer, sale or issuance of these securities.  The persons that acquired these shares acquired them for their own accounts.  The shares cannot be sold unless pursuant to an effective registration statement or an exemption from registration.  No commissions were paid to any person in connection with the issuance or sale of these securities.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.5	Farm Out Commitment Agreement between Holloman Energy Corporation and Holloman Oil & Gas, Ltd.(2)
10.7	Terra Nova Oil & Gas Farm-In Agreement, PELs 112 and 444, and Letter Agreement – Transaction Cost Sharing (4)
10.8	Assignment of Overriding Royalty Interests in PEL 112 to LPD Investments Limited (5)
10.9	Assignment of Overriding Royalty Interests in PEL 444 to LPD Investments Limited (5)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(3)
21.1	As of March 31, 2014 our subsidiaries were:
First Endeavor Holdings Inc. (100% Owned) Alberta corporation
Holloman Petroleum Pty. Ltd. (100% Owned) Australian corporation
Endeavor Exploration Pty. Ltd. (100% Owned) Australian corporation
All subsidiaries conduct business under their own names
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

101. INS	XBRL Instance Document
101. SCH	XBRL Schema Document
101. CAL	XBRL Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Label Linkbase Document
101. PRE	XBRL Presentation Linkbase Document
———————
(1)	Previously filed with our Form SB-2 on September 26, 2005 and incorporated by reference.
(2)	Previously filed with our Form 10-KSB on April 15, 2008 and incorporated by reference.
(3)	Previously filed with our Form 10-KSB/A on April 26, 2007 and incorporated by reference.
(4)	Previously filed with our Form 10-Q on May 15, 2012 and incorporated by reference.
(5)	Previously filed with our Form 10-Q on May 15, 2013 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION

Date: November 13, 2015	By:	/s/ Mark Stevenson
Mark Stevenson, Principal Executive Officer

Date: November 13, 2015	By:	/s/ Gina Serkasevich
Gina Serkasevich, Principal Financial and Accounting Officer