Form 10-K
period 2015-12-31
HOLLOMAN ENERGY CORP
filed 2016-03-30
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2015 was $17,136,657.

As of March 30, 2016 the Company had 114,551,127 outstanding shares of common stock.

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

Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to:

● ●	the success or failure of our joint venture partners with respect to their contract obligations to us; the impact of weather related delays and flooding on our exploration plans;
●	the impact of economic recessions and changes in consumer and business consumption habits, including fluctuations in the price of oil and gas;
●	our ability to finance our business plan;
●	our ability to deal effectively with competition and manage our growth;
●	the success or commercial viability of our exploration and drilling plans;
●	our ability to effectively judge acquisition opportunities and integrate acquired assets.

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

All of our exploration and development efforts are concentrated in Australia. We hold working interests in petroleum exploration licenses covering 2,252 square kilometers (556,473 gross acres, 283,817 net acres) located on the western flank of Australia’s Cooper Basin.

We did not participate in drilling any wells during the three years preceding June 30, 2013. On July 23, 2013, we spudded the Wolfman #1 exploration well on PEL 112. The Wolfman #1 did not encounter oil or gas and was plugged and abandoned. On December 3, 2015, we spudded the Baikal #1 exploration well on PEL 444.  The Baikal#1 did not encounter hydrocarbons and was plugged and abandoned.

As of March 30, 2016 we did not have any proven oil or gas reserves and we did not have any revenue.

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

Onshore licenses – Cooper Basin

We currently hold working interests in two onshore Petroleum Exploration Licenses (PELs) in Australia. PEL 112 is comprised of 1,086 square kilometers (268,356 gross acres). PEL 444 is comprised of 1,166 square kilometers (288,117 gross acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. We are obligated to pay 4.53% in royalties on any revenues generated by operations on these licenses.

The South Australian Energy Resources Division of the Department of State Development (DSD) reports that the South Australia portion of the Cooper/Eromanga Basin has produced over 175 million barrels of oil, 5.2 trillion cubic feet of gas and 160 million equivalent barrels of LPG and condensate. It has in excess of 150,000 line kilometers of 2-D and 3-D seismic data, over 2,300 wells and more than 103 oil and 165 gas fields. From January 2002 through December 2012, 195 exploration wells and 85 appraisal/development wells were drilled by new Operators in and around the South Australia Cooper Basin. Most wells have targeted oil, however both oil and gas have been discovered. Hydrocarbons were found in 89 of these wells (46% technical success rate) and 76 of these wells were cased and suspended as future producers (39% commercial success rate). Our management believes that Australia provides a stable regulatory, tax and business environment in the oil and gas sector.

Heavy rains beginning in February 2010 created wide scale flooding in the Cooper Basin. For nearly eighteen months, the inaccessibility of roads and facilities partially curtailed Cooper Basin oil production and resulted in a general contraction of exploration activity. As a result, we have applied for, and have been granted multiple license extensions on PEL 112 and PEL 444 from the Government of South Australia. Effective January 9, 2012, we were granted a variation of license terms on PEL 112. Under the variation, the minimum work requirements for PEL 112 License Year Three (3) were exchanged for those of PEL 112 License Year Four (4). Accordingly, the timeframe for acquisition of 100 kilometers of 2D seismic data on that license was moved from January 10, 2012 to January 10, 2013. Our seismic obligation on PEL 112 was completed in late September 2012. On January 3, 2013, we were also granted a six-month extension on PEL 444 such that the timeframe for acquisition of 200 kilometers of 2D seismic data on that license was moved from January 10, 2013 to July 11, 2013, and the overall license term for PEL 444 was extended to July 11, 2015. On February 17, 2015 a 6 month extension was granted extending the obligated drill date to January 11, 2016. Seismic acquisition on PEL 444 was completed in July 2013. The Seismic interpretation on PEL 444 was finalized in February 2014 and the registration with the Government of South Australia was completed on May 7, 2014. This fulfills our minimum work requirements for PEL 444 License Year Three (3). Our well obligation for PEL 444 was completed December 9, 2015 finalizing the work requirements of the first five year term. Application for renewal of the second 5 year program was submitted to the Government of South Australia in December 2015.

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

On February 17, 2015, the Government of South Australia granted a six month extension on License PEL 444. This extended the drilling commitment from July 11, 2015 to January 11, 2016.

During December 2015, the Company applied for a five-year renewal of its license on PEL 444. In connection with its application, the Company offered to relinquish 1,192 square kilometers (294,549 acres) of the area covered by that license. The Government of South Australia accepted the Company’s application and finalized its renewal of PEL 444. The Company’s management believes the acreage relinquished in connection with this renewal was non-prospective, and intends to develop the prospects identified on its remaining acreage in that concession.

As a result of the assignments, at December 31, the Company holds 48.5003% working interest in PEL 112 and 53.3336% working interest in PEL 444, of which 4.8333% is currently under dispute. Perseville Investing Inc. holds 30.833% and Terra Nova holds 20.667% in PEL 112 and 31.833% and 14.8334% respectively in PEL 444 of which a total of 5.8333% is currently under dispute.

To maintain our exploration rights in the Cooper/Eromanga Basin, the Australian Government requires that we fulfill the following minimum work commitments:

License	Description of Minimum Work Obligation	Date of Required Completion

PEL 112	Acquire 50 square kilometers – 3D seismic	January 10, 2017
PEL 112	Geological and geophysical studies	January 10, 2018
PEL 112	Drill one well	January 10, 2019
PEL 444	Geological and geophysical studies	January 11, 2017
PEL 444	Geological and geophysical studies	January 11, 2018
PEL 444	Geological and geophysical studies	January 11, 2019
PEL 444	Geological and geophysical studies	January 11, 2020
PEL 444	Drill one well	January 11, 2021

Our oil and gas farm-in agreements and exploration activity

Cooper Basin farm-in agreements

On May 11, 2012, we entered into an Oil and Gas Farm-In Agreement with Terra Nova Energy Ltd., and its wholly owned subsidiary Terra Nova Resources Inc. (“Terra Nova”), Chelsea Oil & Gas Ltd., formerly Australian-Canadian Oil Royalties Ltd. (“ACOR”) and Eli Sakhai (“Sakhai”) on PEL 112 and 444.  The Farm-In Agreement provided terms by which Terra Nova could earn up to a 55% undivided working interest in our Australian licenses in exchange for undertaking certain exploration obligations.

On May 19, 2015 Terra Nova terminated the Farm-In Agreement.

Cooper Basin exploration activity

Our Cooper Basin exploration plan includes the reprocessing of 3D seismic data on PEL 112 and PEL 444, and the drilling, completion and equipping of six (6) wells shared across both licenses. Current estimates indicate the costs to perform this work could be AUD$37.5 million (USD$27.4 million). Of this amount, approximately AUD$13.1 million (USD$9.6 million) has already been expended.

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

During November 2013, we applied for a five-year renewal of our license on PEL 112. In connection with our application, we offered to relinquish 1,110 square kilometers (274,287 acres) of the area covered by that license. On March 12, 2014, the Government of South Australia accepted our application and finalized the renewal of PEL 112. As a result, we now hold a 48.5003% working interest in PEL 112 until January 10, 2019.  Our management believes the acreage relinquished in connection with this renewal was non-prospective, and intends to develop the prospects identified on our remaining acreage in that concession.

On May 19, 2015 Terra Nova terminated the Farm-In Agreement and forfeited its right to earn any additional working interest in the license.

PEL 444

PEL 444 is comprised of 1,166 square kilometers (288,117 gross acres, 153,663 net acres).

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

On February 17, 2015, the Government of South Australia granted a six month extension on License PEL 444. This extended the drilling commitment from July 11, 2015 to January 11, 2016.

On May 19, 2015 Terra Nova terminated the Farm-In Agreement and forfeited its right to earn any additional working interest in the license. We are currently disputing rights to operatorship with Terra Nova. Regardless of the outcome of the dispute, we have moved forward with our drilling program on a cooperative basis with our joint interest partners.  In that connection we plan to obtain the financing required to fulfill our drilling obligations on a timely basis.

On December 3, 2015 the Baikal #1 Exploration well on PEL 444 was spudded.  The Baikal #1 did not encounter hydrocarbons and was plugged and abandoned.

On December 31, 2015, the Company applied for a further five–year term on PEL 444. The Government of South Australia accepted the application which would extend the work obligations under the license to January 11, 2021.

Working Interest Ownership

In 2014, ACOR assigned its 12.8332% working interest in PEL 112 and 444 to Perseville Investing Inc. Perseville Investing Inc. assumed all obligations related to the working interest in PEL 112 and PEL 444 previously held by ACOR.

In February 2015, Terra Nova sold a 5.1666% working interest to Perseville Investing Inc. in PEL 112 and PEL 444 for a total of $3,000,000.

The working interest ownership in our Australian licenses as of December 31, 2015 is shown below:

	PEL 112	PEL 444(1)
Holloman	48.5003%	53.3336%
Terra Nova	20.6667%	14.8334%
Perseville Investing	30.833%	31.8330%

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

The marketability of oil and gas depends in part upon the availability, proximity, and capacity of pipelines, and processing facilities.  Any significant change in market factors affecting these infrastructure facilities, as well as delays in the construction of new infrastructure facilities, could harm our business.  Any oil that we may produce will be delivered using facilities that we do not own or operate.  As a result, we are subject to the risk that these facilities may be temporarily unavailable due to mechanical reasons or market conditions, or may not be available to us in the future.  If we experience interruptions that impact a substantial amount of our production, it could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

The stock market has experienced significant price and volume fluctuations, and the market prices of stock in exploration stage companies have been highly volatile.  In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has been initiated. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management's attention and resources, which could harm our business and financial condition.

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

Our common stock trades on the OTCQB under the symbol “HENC.” The following chart shows the high and low bid prices as quoted by or OTCQB Markets for each quarter for the fiscal years ended December 31, 2015 and 2014. Such prices represent quotations between dealers, without dealer markup, markdown or commissions, and may not represent actual transactions.

Quarter	High	Low
4th Quarter 2015	$0.29	$0.05
3rd Quarter 2015	$0.34	$0.15
2nd Quarter 2015	$0.42	$0.12
1st Quarter 2015	$0.31	$0.20
4th Quarter 2014	$0.43	$0.27
3rd Quarter 2014	$0.50	$0.26
2nd Quarter 2014	$0.38	$0.20
1st Quarter 2014	$0.40	$0.23

There is currently only a limited market for our common stock. A limited market is characterized by a relatively small number of shares in the public float, low trading volume and the small number of brokerage firms acting as market makers. The market for low priced securities is generally less liquid and more volatile than securities traded on national stock markets. Fluctuations in market prices are not uncommon. No assurance can be given that the market for our common stock will.

As of March 30, 2016 we had 41 record holders of our common stock.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. We plan to retain earnings to finance the expansion of our operations.

On December 31, 2015, we issued 83,042 shares of our common stock, at an average price of $0.18 per share, in connection with the conversion of $15,000 in administrative service fees and 103,780 shares of our common stock, at an average price of $0.17 per share, in connection with the conversion of $17,425 in management fees payable to a wholly owned subsidiary of our controlling shareholder, Holloman Corporation. The certificates representing the shares will bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration.

We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the issuance of the shares described above.  The persons who acquired these securities were sophisticated investors who were provided full information regarding our business and operations.  There was no general solicitation in connection with the offer or sale of these securities. The persons acquired these securities for their own accounts. The shares cannot be sold unless pursuant to an effective registration statement or an exemption from registration. No commissions were paid to any person in connection with the issuance of these securities.

During the year ended December 31, 2015 we did not purchase any shares of our common stock from third parties in a private transaction or the open market. During the year ended December 31, 2015 none of our officers or directors, or any of our principal shareholders, purchased any shares of our common stock on our behalf from third parties in a private transaction or as a result of purchases in the open market.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our combined consulting, management and professional fees for the year ended December 31, 2015, increased by approximately $95,000 or 41% (from $229,211 to $324,209) when compared to the prior fiscal year. This increase relates to legal services rendered in connection with the termination of the 2012 Farm In Agreement with Terra Nova and services associated to the drilling of the Baikal well.

Our office and travel expenses remained relatively stable between 2015 and 2014.

During the years ended December 31, 2015 and 2014, we incurred interest expense of $8,197 and $6,096, respectively. This increase in interest relates almost entirely to the financing costs in connection with $1,600,000 we borrowed in November 2015 (see further details below).

The Australian dollar decreased from 0.8156 to 0.7298 US dollars during the year ended December 31, 2015 and decreased from 0.887 to 0.8156 US dollars during the year ended December 31, 2014. As a result, we recognized a foreign exchange gain of $412,211 during 2015 and a foreign exchange gain of $387,858 during 2014. Substantially all of our non-cash foreign exchange losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government in connection with our acquisition of PEL 112 and PEL 444.

Financial Condition, Liquidity and Capital Resources

Our Cooper Basin exploration plan includes the reprocessing of 3D seismic data on PEL 112 and PEL 444, and the drilling, completion and equipping of six (6) wells shared across both licenses. Current estimates indicate the costs to perform this work could be AUD$37.5 million (USD$27.4 million). Of this amount, approximately AUD$13.1 million (USD$9.6 million) has already been expended.

Our operations to date have been financed from contract fees and advances, sales of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates. We regularly review the market to identify opportunities for capital formation.

Effective October 1, 2010, we executed an administrative services agreement with Holloman Corporation. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-day notice. During 2015, we recorded $60,000 (2014 – $60,000) of office expense and issued 255,916 (2014– 186,097) shares of our common stock as a result of this agreement.

Effective December 18, 2014, in order to conserve cash, the Board of Directors consented to issue shares for management services incurred by our Chief Financial Officer on behalf of Holloman Corporation. These fees are payable in shares of our restricted common stock using the same basis as the administrative services agreement. During 2015 we recorded $68,043 (2014 - $41,748) in management fees and issued 294,588 (2014-126,257) shares of its common stock. (see Note 5)

On April 13, 2015, we sold 462,500 shares of common stock to a wholly-owned subsidiary of Holloman Corporation, to certain of our directors and officers, and to two non-affiliated persons. The shares were sold at a price of $0.20 each. Proceeds from the private placement totaled $92,500. The entire $92,500 was paid in cash.

On August 10, 2015 we sold 250,000 shares of common stock to a wholly-owned subsidiary of Holloman Corporation.  The shares were sold at a price of $0.20 each. Proceeds from the private placement totaled $50,000 and was entirely paid in cash.

On September 14, 2015, we borrowed USD$100,000 from Holloman Corporation.  The loan bears interest at 5.0% per year and is due and payable on September 14, 2017.

On October 19, 2015, we borrowed USD$1,600 000 from Southern Hydrocarbon Resources Pty Ltd., a subsidiary of Holloman Corporation. This debt replaces the loan provided on September 14, 2015. The loan bears interest at 2% per year and is due and payable on October 19, 2017. The borrowed funds were used to fund our share of the cost to drill one well on PEL 444.  As collateral for the loan, we gave Southern Hydrocarbon Resources a security interest in a portion of our working interest in PEL 444.

On December 10, 2015 we sold 1,335,500 shares of common stock to a wholly-owned subsidiary of Holloman Corporation. The shares were sold at a price of $0.08 each. Proceeds from the private placement totaled $106,840. The entire $106,840 was paid in cash.

Other than the obligations associated with our oil and gas concessions in Australia, which include a formal authorization for expenditure in the amount of $150,000 relating to the potential residual portion of seismic exploration expenditures, and a loan of $1,600,000 from Southern Hydrocarbon Resources Ltd for our share of the costs of drilling the Baikal #1 exploration well, we had no material future contractual obligations as of December 31, 2015.

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

We believe our plan of operations may require up to $500,000 for geological and geophysical costs and administrative expenses over the twelve-month period ending March 31, 2017. We are attempting to raise investment capital to cover these anticipated costs.

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

As of March 30, 2016 we did not have any off balance sheet arrangements.

As of March 30, 2016 we did not have any proven oil or gas reserves and we did not have any oil and gas revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", (based on the average of 12 month, first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At December 31, 2015, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash and cash equivalents totaled $9,267 and $50,883 at December 31, 2015 and 2014, respectively. We are exposed to a concentration of credit risk with respect to our cash deposits. We place cash deposits with highly rated financial institutions in the United States and Australia. At times, cash balances held in financial institutions may be in excess of insured limits. We believe the financial institutions are financially strong and the risk of loss is minimal. We have not experienced any losses with respect to the related risks and do not believe our exposure to such risks is more than normal.

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

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary (which is relatively inactive) are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of December 31, 2015, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Other Comprehensive Income (Loss)

We report and display comprehensive loss and its components in our consolidated financial statements. For the years ended December 31, 2015 and 2014, the only components of comprehensive loss were foreign currency translation adjustments.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, management concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework as amended in 2013. Based on that evaluation, management concluded that during the period covered by this report our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

See Item 5 of this report for information concerning the recent sale of our unregistered securities.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Mark Stevenson	61	Chairman of the Board of Directors, President, Chief Executive Officer, and Secretary
Eric Prim	57	Chief Operating Officer, and Director
Gina Serkasevich	46	Chief Financial Officer, Chief Accounting Officer and Treasurer
J. Douglas Brown	63	Director

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

Gina Serkasevich CMA, Chief Financial Officer, Chief Accounting Officer and Treasurer

Gina Serkasevich, CMA was appointed Chief Financial Officer on August 20, 2014. She joined Holloman Energy as its Financial Controller in June 2013 with more than 25 years of domestic and international corporate accounting and finance experience. In addition, from July 2013 to February 2015, she served as U.S. Controller for EFLO Energy, Inc. (OTCQB), a company focused on the acquisition, exploration and development of oil and gas assets in North America. Ms. Serkasevich joined Holloman Corporation in June 2012, and also continues to act as its Director of Finance. Holloman Corporation is one of the largest employee owned engineering and construction companies in the United States. Prior to 2012, Ms. Serkasevich worked in the oil and gas tanker transportation industry as a Regional Financial Manager for AET Inc. Limited (2011-2012), as a Financial Consultant for OSG Ship Management, Inc. (NYSE-OSG) (2009-2011) and as a Financial Controller for Stena Bulk LLC (1998-2008). During her 11 year tenure at Stena Bulk LLC she established the financial, accounting and reporting requirements for the new joint ventures and tanker pools with Sonanagol USA and held the Company Secretary position on the board of directors for both of those companies.

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

J. Douglas Brown is an independent director, as that term is defined in Section 803 of the listing standards of the NYSE MKT. During 2015 Mr. Brown comprised our Audit Committee. Mr. Brown is our Audit Committee financial expert as that term is defined in Item 407 of Regulation S-K of the Securities and Exchange Commission.

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

Compensation Committee Interlocks and Insider Participation

We do not have a separate compensation committee. Our Board of Directors acts as our compensation committee. During the year ended December 31, 2015, all of our directors participated in deliberations concerning executive officer compensation.

During the year ended December 31, 2015 none of our officers served as a compensation committee member or director of another entity whose officer(s) also served as one of our directors.

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

The following table shows the compensation accrued or paid to our Chief Executive Officer, Chief Financial Officer, and those executive officers that earned more than $100,000 in 2015 and 2014:

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)

Mark Stevenson	2015	__	__	__	__	__	__
Chief Executive Officer	2014	__	__	__	__	__	__

Robert Wesolek (1)	2015	__	––	––	––	––	__
Prior Chief Financial and Accounting Officer	2014	30,900	––	––	––	––	30,900

Gina Serkasevich	2015	__	__	__	__	__	__
Chief Financial and Accounting Officer

(1)
Mr. Wesolek was compensated in the form of fees for services rendered in the normal course of operations. The amount of the fees was established and approved by our Board of Directors. Mr Wesolek resigned August 19, 2014. As of December 31, 2015, $73,375 in fees payable to Mr. Wesolek remained unpaid.

In August 15, 2009, we issued our officers and directors fractional participation in a 2% net revenue interest in wells drilled by us on lands in the Cooper Basin. An additional participation interest was granted to an officer during April, 2012. These participation units represent a 0.62% interest in our Cooper Basin revenues, after all royalties, exploration expenses, operating costs and capital investments associated with the Cooper Basin have been recovered. In our opinion no value can be assigned to these revenue interests, as any valuation cannot be estimated.

We do not have employment agreements with our officers.

We do not have any annuity, pension or retirement plans.

Stock-Based Compensation

During the year ended December 31, 2015 we did not issue any stock or grant any options which would be considered Stock-Based Compensation.

We have never offered any annuity, pension or retirement benefits for our officers, directors or employees.

Director’s Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. During the year ended December 31, 2015, no compensation was paid to any of our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows as of March 30, 2016, the beneficial ownership of shares of common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Officers and Directors and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has, or shares, voting and investment power with respect to the shares shown.

Name and address of beneficial owner	Number of Shares (1)		Percentage of Common Stock
Mark Stevenson	52,619,514	(1&2)	45.94%
Chairman of the Board, Chief Executive Officer,
President and Secretary
333 North Sam Houston Parkway East
Suite 600
Houston, TX 77060

Eric Prim	52,654,774	(3)	45.97%
Chief Operating Officer and Director
4514 Siandra Creek Court
Houston, Texas 77386

Gina Serkasevich	50,000	(4)	0.04%
Chief Financial Officer, Chief Accounting Officer and Treasurer
310 Commons Trail Ln
Huffman, TX 77336

J. Douglas Brown	3,810,098		3.33%
Director
16E Les Roseyres, Gron1882
Vaud, Switzerland

Holloman Value Holdings, LLC	51,705,448		45.14%
333 North Sam Houston Parkway East
Suite 600
Houston, Texas 77060

All Officers and Directors as a group (four persons)	57,428,938		50.13%
——————

(1)	Includes 474,745 shares held directly and 439,321 shares held indirectly by entities (excluding Holloman Value Holdings, LLC – Note 2) controlled by Mr. Stevenson.
(2)
Mark Stevenson is the President of Holloman Corporation. Holloman Corporation controls Holloman Value Holdings, LLC. Accordingly, Mr. Stevenson’s holdings include 51,705,448 shares owned of record by Holloman Value holdings, LLC.

(3)	Eric Prim is a Director of Holloman Value Holdings. Accordingly, Mr. Prim’s holdings include 51,705,448 shares owned of record by Holloman Value Holdings, LLC.
(4)	All shares are held indirectly by an entity controlled by Ms. Serkasevich.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Holloman Corporation, through its wholly-owned subsidiary Holloman Value Holdings, LLC is our parent corporation. As of March 30, 2016 Holloman Value Holdings, LLC owned 51,705,448 shares (45%) of our outstanding common stock. Mark Stevenson, our Chairman and Chief Executive Officer, and Eric Prim, our Director and Chief Operating Officer, are both senior executives with Holloman Corporation.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Weaver and Tidwell, L.L.P. (“Weaver”) for the audit of our annual consolidated financial statements for 2015 and 2014, and the aggregate fees paid or accrued for audit-related services and all other services rendered by Weaver for those years.

	2015	2014
Audit-related fees	$67,000	$66,000
Tax fees	7,000	8,100
Total	$74,000	$74,100

The category of “Audit-related fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC. “Tax fees” include fees incurred in the review and preparation of our annual income tax filings.

The Audit Committee of our Board of Directors pre-approves the scope and estimated costs of all services rendered by Weaver. We concluded that the services provided by Weaver were compatible with the maintenance of Weaver’s independence in the conduct of its auditing functions.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.7	Terra Nova Oil & Gas Farm-In Agreement, PELs 112 and 444, and Letter Agreement – Transaction Cost Sharing (3)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(2)
21.1	As of December 31, 2015 our subsidiaries were:
First Endeavor Holdings Inc. (100% Owned) Alberta corporation
Holloman Petroleum Pty. Ltd. (100% Owned) Australian corporation
Endeavor Exploration Pty. Ltd. (100% Owned) Australian corporation
All subsidiaries conduct business under their own names
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

101. INS	XBRL Instance Document
101. SCH	XBRL Schema Document
101. CAL	XBRL Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Label Linkbase Document
101. PRE	XBRL Presentation Linkbase Document

(1)	Previously filed with our Form SB-2 on January 23, 2006 and incorporated by reference.
(2)	Previously filed with our Form 10-KSB/A on April 26, 2007 and incorporated by reference.
(3)	Previously filed with our Form 10-Q on May 15, 2012 and incorporated by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Of Holloman Energy Corporation

We have audited the accompanying consolidated balance sheets of Holloman Energy Corporation and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015.  These consolidated financial statements are the responsibility of the entity’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holloman Energy Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their consolidated operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the entity has not generated operating revenues, suffered recurring losses from operations, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Houston, Texas

March 30, 2016

AN INDEPENDENT MEMBER OF BAKER TILLY INTERNATIONAL	WEAVER AND TIDWELL, L.L.P. CERTIFIED PUBLIC ACCOUNTANTS AND ADVISORS	24 GREENWAY PLAZA, SUITE 1800, HOUSTON, TX 77046 P: 713.850.8787 F: 713.850.1673

HOLLOMAN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

ASSETS
Cash	$9,267	$50,883
Other receivable	3,541	2,884
Prepaid expenses	14,524	15,180
Current Assets	27,332	68,947

Oil and gas properties, full cost method, unproven	16,360,000	16,227,485
Total Assets	$16,387,332	$16,296,432

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$387,954	$237,122
Loans payable	1,655,000	-
Current Liabilities	2,042,954	237,122

Deferred tax liability	3,939,067	4,314,420
Total Liabilities	5,982,021	4,551,542

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
114,551,127 common shares (111,952,623 at December 31, 2014)	114,551	111,874
Additional paid in capital	26,631,387	26,256,682
Accumulated other comprehensive income (loss)	3,607	(94)
Accumulated deficit	(16,344,234)	(14,623,572)
Total Stockholders' Equity	10,405,311	11,744,890

Total Liabilities and Stockholders' Equity	$16,387,332	$16,296,432

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
	2015	2014

CONTINUING OPERATIONS
Expenses
Consulting	$60,657	$50,765
Oil and gas property impairment	1,644,960	$-
Foreign exchange gain	(412,211)	(387,858)
Management and director's fees	68,043	46,955
Office, travel and general	117,585	116,775
Professional fees	195,509	131,491

Total Expenses	(1,674,543)	41,872

Other expense
Interest expense	(8,197)	(6,096)
Income (Loss) from Continuing Operations	(1,682,740)	35,776

NET INCOME (LOSS) BEFORE TAXES	(1,682,740)	35,776
Provision for income tax	(37,922)	288,060
NET INCOME (LOSS)	$(1,720,662)	$323,836
Foreign currency translation (net of tax of $0)	3,701	2,307
COMPREHENSIVE INCOME (LOSS)	$(1,716,961)	$326,143

BASIC AND DILUTED NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE	$(0.01)	$0.00

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	112,644,062	111,022,420

 The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2015	2014

OPERATING ACTIVITIES
Net income (loss)	$(1,720,662)	$323,836
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized foreign exchange loss	(409,573)	(387,649)
Impairment of oil and gas properties (net of tax recovery)	1,644,960	-
Deferred income tax provision	37,922	(288,060)
Changes in working capital items:
Other receivable	(657)	(1,628)
Prepaid expenses	656	(6,733)
Accounts payable and accrued liabilities	279,107	152,857
Cash used in operating activities	(168,247)	(207,377)

INVESTING ACTIVITIES
Oil and gas expenditures	(1,777,709)	-
Cash used in investing activities	(1,777,709)	-

FINANCING ACTIVITIES
Common stock issued for cash	249,340	235,000
Proceeds from loan	1,655,000	-
Cash provided by financing activities	1,904,340	235,000

CHANGE IN CASH	(41,616)	27,623
CASH, BEGINNING	50,883	23,260

CASH, ENDING	$9,267	$50,883

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$777	$6,096

NON-CASH INVESTING ACTIVITIES:
Increase in accrued capital expenditures in oil and gas properties	$234	$34,724

NON-CASH FINANCING ACTIVITIES:
Shares issued for management fees	$68,043	$2,848
Shares issued for services	$60,000	$60,000
Shares issued on conversion of liabilities	$-	$71,888
ORRI issued for conversion of debt	$-	$940,000

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Twelve Months Ended December 31, 2015 and 2014

							Deficit
						Accumulated	Accumulated
	Common Shares		Preferred Shares		Additional	Other	During	Total
	Number		Number		Paid In	Comprehensive	Exploration	Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Income/(Loss)	Stage	Equity

Balance, December 31, 2013	110,433,321	110,433	-	-	25,888,388	(2,401)	(14,947,408)	11,049,012

Issued for services	444,302	444	-	-	134,291	-	-	134,735
Investment units issued for cash at $0.25 per unit	400,000	400	-	-	99,600	-	-	100,000
Investment units issued for cash at $0.20 per unit	675,000	675	-	-	134,325	-	-	135,000
Comprehensive income
Net Income	-	-	-	-	-	-	323,836	323,836
Foreign currency translation	-	-	-	-	-	2,307	-	2,307
Total Comprehensive income								326,143
Balance, December 31, 2014	111,952,623	111,952	-	-	26,256,604	(94)	(14,623,572)	11,744,889

Issued for services	550,504	551	-	-	127,492	-	-	128,043
Investment units issued for cash at $0.20 per unit	462,500	463	-	-	92,037	-	-	92,500
Investment units issued for cash at $0.20 per unit	250,000	250	-	-	49,750	-	-	50,000
Investment units issued for cash at $0.08 per unit	1,335,500	1,335	-	-	105,504	-	-	106,840
Comprehensive income
Net loss	-	-	-	-	-	-	(1,720,662)	(1,720,662)
Foreign currency translation	-	-	-	-	-	3,701	-	3,701
Total Comprehensive loss								(1,716,961)
Balance, December 31, 2015	114,551,127	$114,551	-	$-	$26,631,387	$3,607	$(16,344,234)	$10,405,311

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE AND CONTINUANCE OF OPERATIONS

Holloman Energy Corporation (the “Company”), was incorporated in the State of Nevada on May 14, 2004. The Company focuses on oil and gas exploration and development in Australia’s Cooper Basin.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. It has not generated operating revenues. The Company has funded its operations through the issuance of capital stock, joint venturing of its work program obligations with third parties who have paid a significant portion of required program costs, and debt. Management plans to raise additional funds through: third-party equity or debt financing, continued joint venturing of its work program obligations, and reliance upon the continued support of its controlling shareholder. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon: the continued participation of its joint venture partners and the support of its controlling shareholder, its ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generating profitable operations.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of oil and gas properties, the fair value of debt, the estimated valuation allowance on deferred tax assets and the determination of fair values of stock based transactions.

Foreign Currency Translation

The Company and its Australian subsidiary’s functional and reporting currency is the United States dollar. The functional currency of the Company’s Canadian subsidiary (which is currently inactive) is the Canadian dollar. Foreign currency financial statements of the Company’s Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of the Company’s Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses.  If material, translation gains and losses are included in the determination of income. Foreign currency transactions of the Company’s subsidiaries are primarily undertaken in Australian and Canadian dollars. The Company has not, through the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Cash, Cash Equivalents and the Fair Value of Financial Instruments

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash and cash equivalents totaled $9,267 and $50,883 at December 31, 2015 and 2014, respectively. The Company is exposed to a concentration of credit risk with respect to its cash deposits. The Company places cash deposits with highly rated financial institutions in the United States and Australia. At times, cash balances held in financial institutions may be in excess of insured limits. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risks is more than normal.

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

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Costs of unproved properties are not amortized until the proved reserves associated with the projects can be determined or until impairment occurs. If an assessment of such properties indicates that properties are impaired, the amount of impairment is added to the capitalized cost base to be amortized. At December 31, 2015 and 2014, the Company assessed that there was no impairment of unproved properties.

The capitalized costs included in the full cost pool are subject to a "ceiling test" (based on 12-month average of first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At December 31, 2015, all of the Company’s oil and gas interests were classified as unproven properties and were not being amortized.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the consolidated statement of operations.

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

Other Comprehensive Income (Loss)

The Company reports and displays comprehensive income and loss and its components in the consolidated financial statements. For the years ended December 31, 2015 and 2014, the only components of comprehensive income were foreign currency translation adjustments.

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

Subsequent Events

Management has evaluated events from December 31, 2015 through the date the consolidated financial statements were available to be issued and has disclosed any subsequent events at Note 8.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (ASU 2014-10), which eliminates the concept of a development stage entity (DSE) from U.S. GAAP. This change rescinds certain financial reporting requirements that have historically applied to DSEs and is intended to result in cost-savings for affected entities.  ASU 2014-10 was effective for public entities for annual reporting periods beginning after December 15, 2014 and interim periods therein.

The Company adopted ASU 2014-10 on January 1, 2015, and has applied its guidance in the preparation of these consolidated financial statements. The application of ASU 2014-10 resulted in the removal of 1) inception-to-date information in the consolidated statements of operations, shareholders equity and cash flows, 2) labels on the consolidated financial statements indicating the Company’s exploration stage status, and 3) certain historic disclosures describing exploration stage activities in which the Company has been engaged.

Risks and Uncertainties

The Company has not commenced planned principal operations. The Company is an oil and gas exploration and production company with assets in the Cooper/Eromanga basin in South Australia.  The Company’s activities since inception have consisted of entering into a farm-in agreement with Terra Nova, which acquired seismic data for two Petroleum Exploration Licenses, PEL 112 and PEL 444. Terra Nova drilled one well on PEL 112 which was not successful.  On May 19, 2015 Terra Nova terminated the Farm-in Agreement.

During fiscal year 2014, the seismic data pertaining to PEL 112 and PEL 444 was reinterpreted to better reflect the formations on the licenses and resulted in the identification of eight possible drilling sites.  In December 2015 one well was drilled on PEL 444 which was not successful. The Company plans to raise additional capital to support the exploration and completion of those additional wells identified if they are anticipated to be productive.

The Company’s activities are subject to significant risks and uncertainties; including failing to secure additional capital to complete the Company’s productive wells.

3.  OIL AND GAS PROPERTIES

General

All of the Company’s oil and gas properties are located in Australia and are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion. During 2015, $1,644,960 in capitalized costs incurred to drill Baikal #1 were capitalized into the full cost pool and impaired under the ceiling test as there were no viable reserves from the drilled well. The costs incurred in oil and gas property acquisition and exploration activities are summarized as follows:

Australian Exploration Properties - Unproven
Balance, December 31, 2014	$16,227,485
Exploration Costs	132,515
Drilling Costs - Baikal #1	1,644,960
Impairment– Baikal #1 PEL 444	(1,644,960)
Balance, December 31, 2015	16,360,000

Onshore – The Cooper Basin

At December 31, 2015, the Company holds a working interest in two onshore Petroleum Exploration Licenses (PELs) in Australia.  A 48.5003% working interest in PEL 112 and a 53.3336% working interest in PEL 444, of which 4.8333% is currently under dispute. PEL 112 is comprised of 1,086 square kilometers (268,356 gross acres, 130,153 net acres), and PEL 444 is comprised of 1,166 square kilometers (288,117 gross acres, 139,739 net acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. All of the Company’s oil and gas properties are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion.

The Terra Nova Farm-In Agreement

Effective May 11, 2012, the Company entered into an Oil and Gas Farm-In Agreement with Terra Nova Energy Ltd., and its wholly owned subsidiary Terra Nova Resources Inc. (“Terra Nova”), Australian-Canadian Oil Royalties Ltd. (“ACOR”) and Eli Sakhai (“Sakhai”) on PEL 112 and PEL 444 (the “Agreement”). The Agreement provided terms under which Terra Nova may earn up to a 55% undivided working interest in PEL 112 and PEL 444 (the “Farm-In Interest”).

Cooper Basin Exploration Activity

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

Acquisition of 80 square kilometers of 3D seismic data on PEL 444 (the “Wingman Survey”) began May 28, 2013 and was completed on July 2, 2013. During February 2014, Terra Nova finalized its interpretation of the Wingman Survey data and earned a 25.8333% working interest in PEL 444. The working interest earned by Terra Nova consisted of a 20% interest resulting from the completion of the Wingman Survey and a 5.8333% interest that was provisionally earned in connection with Terra Nova’s completion of the Wolfman #1 well.

On May 7, 2014 the Government of South Australia registered the transfer of the 25.8333% working interest earned by Terra Nova in PEL 444. The completion of the Wingman Survey fulfilled the Company’s minimum work requirements for PEL 444 License Year Three.

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

On May 19, 2015 Terra Nova terminated its Farm-In Agreement.  According to the terms of the Agreement, to earn the entire Farm-In interest of up to 55% undivided working interest in PEL 112 and PEL 444 Terra Nova was required to drill 3 wells in respect to an Initial Well Program and 3 wells in respect to an Option Well Program. The termination of the Agreement took place after only one well was drilled.  As a result Terra Nova has forfeited earning any additional working interest in the properties.  Perseville Investing and the Company are entitled to a return of 5.8333% working interest provisionally earned by Terra Nova on PEL 444 for a second well that was not drilled during the term of the agreement.

On December 03, 2015, the Company spudded the Baikal #1 exploration well on PEL 444. The well’s primary oil objective, the Mid Birkhead, was encountered at approximately 1,785 meters (5,856 feet) on December 8, 2015. The depth reached for the secondary targets, the Namur Sandstone formation was 1,497 meters (4,911 feet) and Hutton Sandstone at 1,822 meters (5,977 feet). Baikal #1 reached total depth of 2,176 meters (7,139 feet), on December 8, 2015. No hydrocarbon shows were observed while drilling in the primary and secondary oil objectives, and the well was plugged and abandoned.

The overall prospectivity of PEL 444 remains largely unchanged after the results of the Baikal #1 results. The Wingman 3D detailed several prospects, and although the subsequent Baikal #1 well was dry, experience has shown that individual wells can be dry both within an area of regional production and within producing fields themselves. Accordingly the continued exploration via drilling is warranted.

During December 2015, the Company applied for a five-year renewal of its license on PEL 444. In connection with its application, the Company offered to relinquish 1,192 square kilometers (294,549 acres) of the area covered by that license. The Government of South Australia accepted the Company’s application and finalized its renewal of PEL 444. The Company’s management believes the acreage relinquished in connection with this renewal was non-prospective, and intends to develop the prospects identified on its remaining acreage in that concession.

As a result of the assignments, at December 31, 2015, the Company holds 48.5003% working interest in PEL 112 and 53.3336% working interest in PEL 444, of which 4.8333% is currently under dispute. Perseville Investing Inc. holds 30.833% and Terra Nova holds 20.667% in PEL 112 and 31.833% and 14.8334% respectively in PEL 444 of which a total of 5.8333% is currently under dispute.

4. EXTINGUISHMENT OF NOTE PAYABLE

On December 24, 2012, the Company entered into a Promissory Note (the “Note”).  with an unrelated party (“Lender”) under which it borrowed $1,000,000 On August 16, 2013, the Company voluntarily repaid $60,000 on the Note.  Effective February 15, 2014, the Company extinguished the Note by exchanging its remaining principal balance ($940,000) for a 1% overriding royalty interest in favor of the Lender in all production of oil, gas and associated hydrocarbons from PEL 112 and PEL 444 (see Note 3).

The Note bore interest at 4.5% per annum.

For the years ended December 31, 2015 and 2014, the Company recognized $0 and $5,331, respectively in interest expense on the Note, $15,993 of interest incurred remained unpaid at December 31, 2015.

5.  RELATED PARTY TRANSACTIONS

On September 14, 2015, the Company entered into a $100,000 loan agreement with Holloman Holdings. The loan accrues interest at 5% per annum any accrued interest plus principal matures two years from the issuance date. The principal of this loan agreement was considered repaid and the agreement terminated when the Company entered into another loan agreement with a wholly owned subsidiary of Holloman Holdings on October 19, 2015.

On October 26, 2015, the Company entered into a $20,000 loan agreement with Holloman Holdings. The loan accrues interest at 5% per annum any accrued interest plus principal matures two years from the issuance date.

On November 3, 2015, the Company entered into a $35,000 loan agreement with Holloman Holdings. The loan accrues interest at 5% per annum any accrued interest plus principal matures two years from the issuance date.

On October 19, 2015, the Company entered into a $1,600,000 loan agreement with a wholly owned subsidiary of Holloman Holdings. The loan accrues interest at 2% per annum, payable monthly, and the principal matures two years from the issuance date. Interest is due monthly; however, if the Company fails to pay interest monthly then the lender can capitalize the interest as part of the principal. A portion of the proceeds of the loan agreement replaced the outstanding principal of $100,000 for the loan agreement entered into with Holloman Holdings on September 14, 2015. Additional consideration provided to the lender allows for the lender to exercise a Working Interest Call Option (the Option), as defined by the loan agreement. Under the Option, the lender can deliver notice to the Company, prior December 30, 2015, that 20% of the working interest in PEL 444 be assigned to the lender. If the lender exercises the Option and the Company completes the assignment of working interest, the outstanding loan balance, including interest, is considered paid in full. If the Company cannot complete the assignment, then the lender can exercise the Share Call Option (the Share Option), as defined in the loan agreement.  Under the Share Option, the lender can deliver a notice to the Company at any time before the principal has been repaid in full. The notice under the Share Option causes the Company to issue ordinary shares to the lender equal to the principal, plus any interest, divided by an amount equal to 75% of the volume weighted average price of ordinary shares in the Company for five days prior to the date of the notice. During November 2015, the Company and the lender amended the loan agreement so that the Option could be exercised at any time before maturity of the principal. If the lender elects the Option, the loan will be considered extinguished and any gain or loss recognized from the assignment of oil and gas properties will be recorded in stockholders equity as the agreement is with a related party. The Share option is considered a contingent beneficial conversion feature as it is contingent upon the completion or failure of the Option. If the Option fails to assign the working interest to the lender, the Company would calculate the intrinsic value of the stock, at the date of election, that will be issued upon conversion assuming the lender elects the Share Option. The intrinsic value of the stock would be treated as a discount to debt with an offset to additional paid in capital.

During 2014, management fees totaling $30,900 (2013 - $118,028) were paid to the Company’s former Chief Financial Officer. The fees were incurred as compensation for services rendered in the normal course of operations and were paid at the amount established and agreed to by the related parties.

Effective October 1, 2010, the Company executed an administrative services agreement with Holloman Corporation, the Company’s controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of the Company’s restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days’ notice. During 2015, the Company recorded $60,000 (2014 – $60,000) of office expense and issued 255,915 (2014– 186,097) shares of its common stock as a result of this agreement (see Note 8).

On December 18, 2014, in order to conserve cash, the Board of Directors consented to pay all outstanding and future management fees incurred by Holloman Corporation using the same basis as the administrative agreement.  During 2015, the Company recorded $68,043 (2014-$41,748) in management fees and as a result issued 294,589 (2014-126,257) shares of its common stock.

6.  COMMON SHARES

The Company is authorized to issue 150,000,000 common shares with a par value of $0.001.

During 2015, the Company issued 255,915 (2014 – 186,097) shares of common stock, at an average price of $0.234 (2014 - $0.322) per share in connection with the conversion of $60,000 (2014 - $60,000) in administrative service fees and issued 294,589 (2014-126,257) shares of common stock, at an average price of $0.231 (2014 - $0.331) in connection with the conversion of management fees payable of $68,043 (2014- $41,748) to its controlling shareholder. (see note 5)

On April 10, 2015, the Company sold 462,500 shares of common stock to a wholly owned subsidiary of Holloman Corporation, to certain directors and officers of the Company, and to two non-affiliated persons. The shares were priced at $0.20 each. Proceeds from the private placement totaled $92,500, of which all was paid in cash.

On August 10, 2015 and December 10, 2015, the Company sold 250,000 and 1,355,500 shares of common stock, respectively, to a wholly owned subsidiary of Holloman Corporation.  The shares were priced at $0.20 and at $0.08 each.  Proceeds from the private placements totaled $156,840.

7.  INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Statutory tax rates	35%	35%
Expected recovery of income taxes at statutory rates	$(588,959)	$12,522
Increase (reduction) in income taxes resulting from:
Foreign exchange rate and tax rate differences	(180,043)	235,420
Valuation allowance change	806,924	(536,002)
Provision for income taxes	$37,922	$(288,060)

The significant components of deferred income tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Deferred income tax assets:
Stock-based compensation	$878,925	$878,925
US net operating loss carryforwards	1,722,283	1,626,291
Australian operating loss carryforwards	953,527	203,311
Australian deposits on property	––	––
US loan receivable	447,304	499,887
Other accruals	33,600	20,300
Total deferred income tax assets	4,035,639	3,228,714
Less: valuation allowance	(4,035,639)	(3,228,714)
Deferred income tax assets, net	-	-
Petroleum and natural gas properties, Australia	(3,939,067)	(4,314,420)
Deferred income tax liabilities, net	$(3,939,067)	$(4,314,420)

In the United States, the Company had regular tax net operating losses of $4,920,808 that expire from 2026 through 2038. A valuation allowance of $2,634,808 has been applied against the deferred tax asset representing these losses.

In Australia, the Company had regular tax net operating losses of $3,178,424 that may be used in future years to reduce taxable income. A valuation allowance of $1,400,831 has been applied against the deferred tax asset representing these losses.

The Company's tax returns for 2012 and subsequent years remain subject to examination by tax authorities.

8.  SUBSEQUENT EVENTS

On January 12, 2016 the Company borrowed $250,000 from Holloman Value Holdings, LLC.  This loan is to be consolidated with the current outstanding loan balance to Holloman Value Holdings of $55,000 amounting to $305,000. The consolidated loan bears interest at 5% per year and is due and payable on January 12, 2018.  The borrowed funds will be used to fund the Company’s share of the short term joint venture cost obligations for PEL 112 and PEL 444 and overhead costs.  All or any portion of the outstanding loan principal, plus any accrued and unpaid interest, may be converted at the option of Holloman Value Holdings, at any time and from time to time, into shares of the Company’s commons stock.  The number of shares to be issued upon any conversion will be determined by dividing the amount of the principal and/or interest to be converted by the average closing price of the Company’s common stock for the 30 trading days immediately preceding the date of conversion.

SIGNATURES

Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLOMAN ENERGY CORPORATION

Date: March 30, 2016	By:	/s/ Mark Stevenson
Mark Stevenson,
President and Principal Executive Officer

Signature	Date

/s/ Mark Stevenson	March 30, 2016
Mark Stevenson, Principal Executive Officer and Director

/s/ Gina Serkasevich	March 30, 2016
Gina Serkasevich, Principal Financial and Accounting Officer

/s/ J. Douglas Brown	March 30, 2016
J. Douglas Brown, Director

/s/ Eric Prim	March 30, 2016
Eric Prim, Director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.