Form 10-Q
period 2016-03-31
HOLLOMAN ENERGY CORP
filed 2016-05-13
CIK 1324736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

———————
FORM 10-Q
———————

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Class of Stock	No. Shares Outstanding	Date
Common	115,042,553	May 13, 2016

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HOLLOMAN ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

ASSETS
Cash	$58,887	$9,267
Other receivable	100,710	3,541
Prepaid expenses	13,001	14,524
Current Assets	172,598	27,332

Oil and gas properties, full cost method, unproven	16,496,223	16,360,000
Total Assets	$16,668,821	$16,387,332

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$235,297	$387,954
Loans payable	1,905,000	1,655,000
Current Liabilities	2,140,297	2,042,954

Deferred tax liability	4,140,555	3,939,067
Total Liabilities	6,280,852	5,982,021

STOCKHOLDERS' EQUITY
Authorized:
10,000,000 preferred shares, par value $0.001 per share
150,000,000 common shares, par value $0.001 per share
Issued and outstanding :
115,042,553 common shares (114,551,127 at December 31, 2015)	115,042	114,551
Additional paid in capital	26,658,179	26,631,387
Accumulated other comprehensive income (loss)	5,130	3,607
Accumulated deficit	(16,390,382)	(16,344,234)
Total Stockholders' Equity	10,387,969	10,405,311

Total Liabilities and Stockholders' Equity	$16,668,821	$16,387,332

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015

CONTINUING OPERATIONS
Expenses
Consulting	$7,162	$-
Foreign exchange (gain) loss	237,091	(268,465)
Gain on settlement of debt	(449)	-
Management and director's fees	12,283	19,423
Office, travel and general	28,090	29,541
Professional fees	17,537	6,980

Total Expenses	(301,714)	212,521

Other expense
Interest expense	(11,638)	(195)
Other income	267,204	-
Income (Loss) from Continuing Operations	(46,148)	212,326

NET INCOME (LOSS) BEFORE TAXES	(46,148)	212,326
Provision for income tax	-	-
NET INCOME (LOSS)	$(46,148)	$212,326
Foreign currency translation (net of tax of $0)	1,523	2,977
COMPREHENSIVE INCOME (LOSS)	$(44,625)	$215,303

BASIC AND DILUTED NET INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE	$(0.00)	$0.00

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	114,556,527	111,954,012

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015

OPERATING ACTIVITIES
Net income (loss)	$(46,148)	$212,326
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Unrealized foreign exchange loss	203,011	(266,183)
Changes in working capital items:
Other receivable	(97,169)	(38,291)
Prepaid expenses	1,523	1,806
Accounts payable and accrued liabilities	(125,375)	57,692
Cash used in operating activities	(64,158)	(32,650)

INVESTING ACTIVITIES
Oil and gas capital expenditures	(136,222)	-
Cash used in investing activities	(136,222)	-

FINANCING ACTIVITIES
Proceeds from loan	250,000	-
Cash provided by financing activities	250,000	-

CHANGE IN CASH	49,620	(32,650)
CASH, BEGINNING	9,267	50,883

CASH, ENDING	$58,887	$18,233

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$777	$195

NON-CASH INVESTING ACTIVITIES:
Increase in accrued capital expenditures in oil and gas properties	$0	$6,634

NON-CASH FINANCING ACTIVITIES:
Shares issued for management fees	$12,283	$19,423
Shares issued for services	$15,000	$15,000

The accompanying notes are an integral part of these consolidated financial statements.

HOLLOMAN ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

Unaudited Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Holloman Energy Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those consolidated financial statements and footnotes included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Risks and Uncertainties

In December 2015 one well was drilled on PEL 444 which was not successful. The Company plans to raise additional capital to support the exploration and completion of those additional wells identified if they are anticipated to be productive and economical.

The Company’s activities are subject to significant risks and uncertainties; including failing to secure additional capital to complete the Company’s productive wells.

2.  OIL AND GAS PROPERTIES

At March 31, 2016, the Company holds a working interest in two onshore Petroleum Exploration Licenses (PELs) in Australia.  A 48.5003% working interest in PEL 112 and a 53.3336% working interest in PEL 444, of which 4.8333% is currently under dispute. PEL 112 is comprised of 1,086 square kilometers (268,356 gross acres, 130,153 net acres), and PEL 444 is comprised of 1,166 square kilometers (288,117 gross acres, 139,739 net acres). Both licenses are located on the southwestern flank of the Cooper Basin in the State of South Australia. All of the Company’s oil and gas properties are unproven. As such, the costs capitalized in connection with those properties are not currently subject to depletion.

3.  SUBSEQUENT EVENTS

On May 4th, 2016 the Company filed Form 15 to delist and deregister from the OTCQB Venture Marketplace which immediately suspended Holloman’s obligation to file reports with the SEC.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission (“SEC”) on March 30, 2016, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included as part of this report and our Form 10-K, for the year ended December 31, 2015 filed with the SEC on March 30, 2016.

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

The South Australian Energy Resources Division of the Department of State Development (DSD) reports that the SA portion of the Cooper/Eromanga Basin has produced over 175 million barrels of oil, 5.2 trillion cubic feet of gas and 160 million equivalent barrels of LPG and condensate. It has in excess of 150,000 line kilometers of 2-D and 3-D seismic data, over 2,300 wells and more than 103 oil and 165 gas fields. From January 2002 through December 2012, 195 exploration wells and 85 appraisal/development wells were drilled in and around the SA Cooper Basin. Most wells have targeted oil, however both oil and gas have been discovered. Hydrocarbons were found in 89 of these wells (46% technical success rate) and 76 of these wells were cased and suspended as future producers (39% commercial success rate). Our management believes that Australia provides a stable regulatory, tax and business environment in the oil and gas sector.

On July 23, 2013, Terra Nova spudded the Wolfman #1 exploration well on PEL 112. No oil shows were observed in the primary and secondary oil objectives, and the well was plugged and abandoned.

On December 9th, 2015 we participated in drilling the Baikal #1exploration well on PEL 444.  The Baikal #1 did not encounter any hydrocarbons.

As of May 13, 2016 we did not have any proven oil or gas reserves and we did not have any revenue.

Our Australian assets

Onshore licenses – Cooper Basin

We currently hold working interests in PEL 112 and PEL 444 in Australia. Both licenses are located onshore on the southwestern flank of the Cooper Basin in the State of South Australia. Our oil and gas properties are unproven. We are obligated to pay royalties of 4.53% on our revenues generated by operations on these licenses.

PEL 112 is comprised of 1,086 square kilometers (268,356 gross acres, 130,155 net acres), and PEL 444 is comprised of 1,166 square kilometers (288,117 gross acres, net acres). We originally held a 66.667% working interest in both licenses.

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

On May 19, 2015 Terra Nova terminated the Farm-In Agreement and forfeited the right to earn additional interest.

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

On December 31, 2015, the Company applied for a further five–year term on PEL 444. The Government of South Australia accepted the application which extends the work obligations under the license to January 11, 2021.

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

The working interest ownership in our Australian licenses as of March 31, 2016 is shown below:

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

Results of Operations

Our combined consulting, management and professional fees for the three months ended March 31, 2016, increased by approximately $11,000 or 40% (from $26,403 to $36,982) when compared to the same period during the prior fiscal year. This increase relates entirely to professional fees incurred. The change in office, travel and administrative expenses for the three month period ended March 31, 2016 was immaterial ($1K).

During the three months ended March 31, 2016 and 2015, we incurred interest expense of $11,638 and $195, respectively. This increase in interest expense results from our outstanding loans payable in the amount of $1,905,000.

The Australian dollar increased from 0.730 to 0.767, and decreased from 0.816 to 0.769 US dollars during the three month period ended March 31, 2016 and 2015, respectively. As a result, we recognized a foreign exchange loss of approximately $237,000 and a gain of $268,000, respectively, during those periods. Substantially all of our non-cash foreign exchange gains and losses relate to the measurement of US dollars required to settle deferred taxes payable to the Australian Government in connection with our acquisition and ongoing investment in PEL 112 and PEL 444.

The total drilling expenditures impaired for the Baikal #1 for year ended December 2015, have been adjusted to reflect a recovery of USD$267,204 (AUD $348,466) identified as at March 31, 2016.

Financial Condition, Liquidity and Capital Resources

Our operations to date have been financed from the sale of our securities, loans from unrelated third parties and advances from Holloman Corporation, our current and former officers, directors and their affiliates. We regularly review the market to identify opportunities for capital formation.

Effective October 1, 2010, we executed an administrative services agreement with our controlling shareholder. Under this agreement, fees of $5,000 per month are payable to Holloman Corporation covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of our restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days’ notice. During the three months ended March 31, 2016, we paid administrative fees totaling $15,000, using 269,655 shares of our common stock at approximate weighted average prices of $0.056 per share. Proceeds from this administrative service agreement have been assigned to a wholly owned subsidiary of Holloman Corporation.

On December 18, 2014, in order to conserve cash, the Board of Directors consented to pay all outstanding and future management fees incurred by Holloman Corporation using the same basis as the administrative agreement. During the three months ended March 31, 2016, the Company incurred management fees totaling $12,283 and issued 221,771 shares of its common stock at an approximate weighted average price of $0.055.

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

On September 14, 2015, we borrowed USD$100,000 from a wholly owned subsidiary of Holloman Corporation.  The loan bears interest at 5.0% per year and is due and payable on September 14, 2017.

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

On January 12, 2016, we borrowed USD$250,000 from a wholly owned subsidiary of Holloman Corporation. This loan has been consolidated with prior advances of $55,000 to total $305,000.  The loan bears interest at 5.0% per year and is due and payable on January 12, 2018.

Other than the obligations associated with our oil and gas concessions in Australia, which include a formal authorization for expenditure in the amount of $150,000 relating to the potential residual portion of seismic exploration expenditures, we had no material future contractual obligations as of March 31, 2016.

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

We believe our plan of operations may require up to $250,000 thousand for geological and geophysical costs and administrative expenses over the twelve-month period ending June 30, 2017. We are attempting to raise investment capital to cover our portion of anticipated costs.

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

As of May 13, 2016 we did not have any off balance sheet arrangements.

As of May 13, 2016 we did not have any proven oil or gas reserves and we did not have any revenues.

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

The capitalized costs included in the full cost pool are subject to a "ceiling test", (based on the average of 12 month, first-day-of-the-month pricing), which limits such costs to the aggregate of the (i) estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions, (ii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, (iii) the cost of properties not being amortized, less (iv) income tax effects related to differences between the book and tax basis of the cost of properties not being amortized and the cost or estimated fair value of unproved properties included in the costs being amortized. At March 31, 2016, all of our oil and gas interests were classified as unproven properties and were not being amortized.

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

Foreign Currency Translation

Our functional and reporting currency, and that of our Australian subsidiary, is the United States dollar. The financial statements of our Canadian subsidiary (which is relatively inactive) are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency financial statements of our Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian and Australian dollars. As of March 31, 2016, we have not entered into derivative instruments to offset the impact of foreign currency fluctuations.

Other Comprehensive Income (Loss)

We report and display comprehensive income or loss and its components in our consolidated financial statements. For the three month period ended March 31, 2016, the only components of comprehensive income or loss were foreign currency translation adjustments.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2016, we issued 269,655 shares of our common stock, at an average price of $0.056 per share, in connection with the conversion of $15,000 in administrative service fees payable and we issued 221,771 shares of our common stock at an average price of $0.055 per share, in connection with the conversion of $12,282 in management fees payable to a wholly owned subsidiary of our controlling shareholder, Holloman Corporation.

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

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Corporate Bylaws(1)
10.5	Farm Out Commitment Agreement between Holloman Energy Corporation and Holloman Oil & Gas, Ltd.(2)
10.7	Terra Nova Oil & Gas Farm-In Agreement, PELs 112 and 444, and Letter Agreement – Transaction Cost Sharing (4)
10.8 10.9	Assignment of Overriding Royalty Interests in PEL 112 to LPD Investments Limited (5) Assignment of Overriding Royalty Interests in PEL 444 to LPD Investments Limited (5)
14.1	Code of Ethics for Principal Executive and Senior Financial Officers(3)
21.1	As of March 31, 2014 our subsidiaries were:
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

HOLLOMAN ENERGY CORPORATION

Date: May 13, 2016	By:	/s/ Mark Stevenson
Mark Stevenson, Principal Executive Officer

Date: May 13, 2016	By:	/s/ Gina Serkasevich
Gina Serkasevich, Principal Financial and Accounting Officer