Form 10-K
period 2021-12-31
Hero Technologies Inc.
filed 2022-04-04
CIK 1324736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Commission file number: 333-261062

HERO TECHNOLOGIES, INC
(Exact name of registrant as specified in its charter)

Nevada	77-0643398
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8 The Green Suite 4000, Dover, DE 19901

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (302) 538-4165

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $19,933,965

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of March 31, 2022 was 445,907,000 shares.

HERO TECHNOLOGIES, INC

Annual Report on Form 10-K for the year ended December 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this report are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Unless the context otherwise requires, references in this report to “the Company,” “Hero Technologies,” “HENC”, “we,” “us” and “our” refer to Hero Technologies, Inc. and its subsidiary.

PART I

Item 1 Business.

BUSINESS

Overview

The Company's business model includes licensing operations, processing operations, processing facilities, sale of products, brand creation, technology development, and consulting services relating to the marijuana industry. Ultimately, our intent is to become a low-cost branded cannabis company.

We were originally incorporated as Dujour Products, Inc. on May 15, 2004, in the State of Nevada. Most recently we operated under the name Holloman Energy Corporation. On May 1, 2020, we sold 1,000,000 shares of its Series A preferred stock to Magenta Value Holdings LLC. The Series A preferred shares have the right to cast 90% of the total votes with respect to any and all matters presented to the stockholders of the Company for their action or consideration. After Magenta Value Holdings LLC acquired its preferred shares of the Company, Gina Serkasevich, the CFO of Holloman Energy Corporation was appointed to CEO, Treasurer, and Director. Subsequently, the Company adopted amended and restated articles of incorporation, thereby changing its name to Hero Technologies Inc. In a related transaction, Holloman Value Holdings sold approximately $2,245,000 of debt owed to it by the Company to P2B Capital LLC.

On November 6, 2020, the Company acquired highlyrelaxing.com and subsequently formed Highly Relaxing LLC, an emerging Cannabidiol (“CBD”) therapeutic company located in Denver, CO that provides topical agents and other creams and products. As of December 31, 2021, Highly Relaxing has not generated revenue for the Company.

On September 10, 2020, the Company formed Blackbox Technologies and Systems LLC. Blackbox Technologies and Systems LLC has been renamed Blackbox Systems and Technologies LLC. Blackbox has applied to the state of Michigan for marijuana licenses, and received step 1 approvals in adult-use and medicinal use. Full licenses if granted, will allow Blackbox to cultivate cannabis in the state of Michigan. If the licenses are granted, Blackbox plans to construct four greenhouses and ----four hoop houses at a cost of approximately $9 million. The greenhouses will grow large cannabis flowering plants based on aeroponic technology. Aeroponics is the process of growing plants in an air or mist environment without the use of soil or an aggregate medium. The Company has a 51% interest in Blackbox. Although the total cost of the project is estimated at $9 million, there are alternative options that will allow the Company to proceed with the project at a lower cost. For example, the lowest cost option, the hoop houses, require a total cost of only $501,196. Below is a table depicting the various options and the estimated number of shares that need to be sold in our public offering to fund each option:

Name of the Option:	Total Cost:	Projected Revenue (assuming $3,200/lbs.):	Number of shares that must be sold to fund the project:
Hoop houses	$501,196	2lb/plant: $1,536,000 6lb/plant: $4,608,000	31,023,920
GrowSpan Greenhouses	$740,000	1lb/plant: $3,456,000 2lb/plant: $6,912,000 4lb/plant: $13,824,000	35,800,000
Ceres (1 SunChamber with Headhouse)	$2,270,000	1lb/plant: $4,608,000 2lb/plant: $9,216,000 4lb/plant: $18,432,000	80,000,000

Blackbox is currently seeking two Michigan marijuana licenses, one for adult use and one for medicinal use. Specifically, Blackbox is in the process of pursuing a Class C license, which would permit them to cultivate up to 2,000 marijuana plants for adult use and 1,500 plants for medicinal use. In order to obtain such a license, Blackbox is required to pay an initial fee of $40,000 for each license. Further, Blackbox is required to pay a renewal fee for every year that they wish to retain their license. The fee for renewing a marijuana license can range from $30,000 to $50,000, depending on the total weight of the marijuana plants that were cultivated for the preceding year.

At present, Blackbox has satisfied the criteria for Step 1 Prequalification approval for a Class C medicinal-use cannabis license in Michigan. Similarly, Blackbox has also satisfied the criteria for a Step 1 Prequalification approval for a Class C adult-use Cannabis License. To earn a Step 1 Prequalification approval for both licenses, BlackBox had to provide detailed information to the MRA on its sources of capitalization, corporate officers, directors, major shareholders, insurance compliance, financial statements attested to by a certified public accountant, and undergo extensive background checks.

Blackbox has now begun the process for Step 2, which includes approval for a new medical marijuana facility that is being built in Pulaski, Michigan. Further, the company has obtained approval from the Township of Pulaski for three Class C Medicinal Use Cannabis Licenses conditioned on completing Step 2 with the Michigan Marijuana Regulatory Agency ("MRA"). In order to obtain Pulaski's approval, Blackbox had to provide site specific information, advise Pulaski of its facility construction documents, business plan, security arrangements, sanitation plan, and revenue projections. Final approval and licensing for both medicinal and adult-use licenses will occur upon completion of the Pulaski greenhouses, obtaining a Certificate of Occupancy, and a final MRA inspection. Project costs for development of the Pulaski property are now estimated at approximately $8.94 million. The company does not have the ability to fully fund the project; however, the company is diligently working to obtain the necessary financing to move forward with the project. Once the greenhouse facility is constructed, the company will submit a Step 2 application, which entails having the newly constructed facility inspected by the Bureau of Fire Services within 60 days after the Step 2 application is submitted. Failure to pass an inspection by the BFS within 60 days may result in the denial of the license. Blackbox is also required, by the MRA, to disclose the sources and total amount of capitalization that is required to operate and maintain a proposed marijuana facility. For a Class C license, Blackbox is required to show that they have $500,000 available to operate and maintain the facility. Completing the Step 2 process will allow the company to proceed with the cultivation of cannabis in Michigan.

On November 4, 2020 the Company acquired all of the assets of V Brokers LLC dba as Veteran Hemp Co. Veteran Hemp Co. is a seller, broker and wholesaler of cannabidiol (“CBD”) products. The aggregate purchase price for the assets was 2,800,000 shares of the Company’s common stock plus the assumption of certain liabilities. According to the merger agreement, the Company assumed certain liabilities. However, there were no liabilities with respect to the Veteran Hemp Co. assets or assigned contracts. The Company did assume a $70 hosting fee as part of the acquisition of the website. The acquisition closed in November 2020. As of December 31, 2021, Veteran Hemp Co. has generated approximately $2000 in revenue.

Highly Relaxing LLC (the “Company”) is an emerging Cannabidiol (“CBD”) therapeutic company located in Denver, CO that has topical agents and other creams and products.

Competition

We face extreme competition from both larger, better-financed national brands as well as an ever-increasing number of boutique service providers in the cannabis industry. We currently track sixty-nine (69) such providers in this space and are continually monitoring their progress and presence in the industry while working to continue to demonstrate our unique licensing offering. We also track eighty-eight (88) public companies that are either directly in or loosely involved in the cannabis industry.

Regulatory Considerations

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

As of the date of this Prospectus 36 states and the District of Columbia allow its citizens to use Medical Marijuana. Additionally, 15 states and the District of Columbia have legalized cannabis for recreational use by adults. The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Biden Administration, if it follows Obama Administration policies, is not likely to direct federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the Administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the Federal Government’s enforcement of current federal laws could cause significant financial damage to us.

The Department of Justice has stated that it will continue to enforce the Controlled Substance Act with respect to marijuana to prevent:

•	the distribution of marijuana to minors;
•	criminal enterprises, gangs and cartels receiving revenue from the sale of marijuana;
•	the diversion of marijuana from states where it is legal under state law to other states;
•	state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
•	violence and the use of firearms in the cultivation and distribution of marijuana;
•	driving while impaired and the exacerbation of other adverse public health consequences associated with marijuana use;
•	the growing of marijuana on public lands; and
•	marijuana possession or use on federal property.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations. Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter its business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on its operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. These ever-changing regulations could even affect federal tax policies that may make it difficult to claim tax deductions on our returns. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on its business.

Since the use of marijuana is illegal under federal law, most banks will not accept, for deposit, funds from businesses involved with marijuana. Consequently, businesses involved in the marijuana industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for us to operate.

General

As of the date of this prospectus we have one employee, Ms. Serkasevich, a member of our management. We have consulted with and expect to continue to use the services of independent consultants and contractors with whom our management has a pre-existing relationship to perform various professional services, particularly in the area of construction of cultivation.

Our registered office is located at 8 The Green Suite 4000, Dover, DE 19901.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

The Company is currently in the process of purchasing a 20-acre parcel of land located at 77 Eckert RD, Concord, MI 49237. The total purchase price of the property is $450,000. A closing date has not yet been reached.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR OUR COMMON STOCK

Since December 18, 2014, our common stock has been quoted on the Pink Current Tier, which is maintained by the OTC Market Group, under the symbol “HENC”.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by www.otcmarkets.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2021
Fourth Quarter	$0.08	0.03
Third Quarter	$0.08	$0.07
Second Quarter	$0.11	$0.04
First Quarter	$0.31	$0.05

FISCAL YEAR ENDED DECEMBER 31, 2020:
Fourth Quarter	$0.15	$0.02
Third Quarter	$0.07	$0.03
Second Quarter	$0.13	$0.02
First Quarter	$0.03	$0.02

FISCAL YEAR ENDED DECEMBER 31, 2019:
Fourth Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Second Quarter	$0.01	$0.01
First Quarter	$0.01	$0.01

As of December 31, 2021, we had 442,977,000 outstanding shares of common stock which were owned by approximately 2020 shareholders of record. Since some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

The Company has not declared any dividends since incorporation and does not anticipate doing so in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Our board of directors has discretion on whether to pay dividends unless the distribution would render us unable to repay our debts as they become due. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

DILUTION

If you purchase shares in this offering, you will experience dilution to the extent of the difference between the public offering price of the shares and the net tangible book value per share of our common stock immediately after this offering.

The following table illustrates this dilution on a per share basis depending on the number of shares sold in this offering.

Recent Sales of Unregistered Securities.

The Company relied upon the exemption provided by Rule 504 of the Securities and Exchange Commission in connection with the sale of these shares. There was no general solicitation in connection with the sale of these shares. The persons who acquired these securities acquired them for their own accounts. The securities cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission was paid in connection with the sale of these securities.

On May 6, 2019, the Company issued 578,409 shares to Holloman Value Holdings LLC at $0.013 per share.

On December 31, 2019, the Company issued 885,714 shares to Holloman Value Holdings LLC at $0.007 per share.

On November 11, 2020, the Company issued 3,757,437 shares to Kevin Gerbers at $0.024 per share.

On November 24, 2020, the Company issued 8,349,860 shares to Konkler Enterprises LLC at $0.024 per share.

On December 1, 2020, the Company issued 100,000,000 shares to James Bradley at $0.0043 per share.

On December 23, 2020, the Company issued 250,000 shares to Chesapeake Group, Inc at $0.03 per share.

On December 31, 2020, the Company issued 100,000,000 shares to Dark Alpha Capital, at $0.00001 per share

On January 7, 2021, the Company issued 2,920,896 shares to Kevin Gerbers, at $0.024 per share.

On January 18, 2021, the Company issued 2,800,000 shares to Patriot Shield National LLC at $0.05 per share.

On January 23, 2021, the Company issued 250,000 shares to Chesapeake Group, INC, at $0.01 per share.

On January 29, 2021, the Company issued 6,259,063 shares to Konkler Enterprises at $0.024 per share.

On January 29, 2021 the Company issued 1,252,479 shares to Travis Clegg at $0.024 per share.

On February 12, 2021, the Company issued 834,986 shares to Christopher Garten at $0.024 per share.

On February 15, 2021, the Company issued 875,000 shares to Topline Holdings, Inc at $0.001 per share.

On February 22, 2021, the Company issued 65,494,349 shares to P2B Capital LLC at $0.035 per share.

On February 22, 2021, the Company issued 2,337,228 shares to James Bradley at $0.001 per share.

On March 30, 2021, the Company issued 300,000 shares to Chesapeake Group, Inc. at $0.001 per share.

On September 15, 2021, the Company issued 875,000 shares to Topline Holdings, Inc. at $0.001 per share.

On October 1, 2021, the Company issued 750,000 shares to Konkler Enterprises LLC at $0.0667 per share.

On October 11, 2021, the Company issued 300,000 shares to Chesapeake Group, Inc. at $0.001 per share.

On October 13, 2021, the Company issued 632,912 shares to North Equities Corporation at $0.001 per share.

The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with sale of these securities. The persons who acquired these securities were sophisticated investors and were provided full information regarding the Company’s operations. There was no general solicitation in connection with the sale of these securities. The persons who acquired these securities acquired them for their own accounts. The securities cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission was paid in connection with the sale of these securities.

Item 6. Selected Financial Data.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hero Technologies Inc. is an early stage cannabis company. The company has a majority stake in BlackBox Systems and Technologies LLC. BlackBox is an aeroponic cannabis cultivation system that provides optimal conditions to enhance photosynthesis and cultivation of large flowering plants, creating increased efficiencies. The BlackBox project consists of environmental growth chambers for the cultivation of large flowering plants based on aeroponic technology. Hero Technologies owns and operates HighlyRelaxing.com under Highly Relaxing LLC. The Company also operates VeteranHempCo.com after the acquisition of V Brokers LLC assets.

Our flagship project, Blackbox has applied to the state of Michigan for marijuana licenses which, if granted, will allow Blackbox to cultivate cannabis for sale in the state of Michigan. Blackbox is currently seeking two Michigan marijuana licenses, one for adult use and one for medicinal use. The current status of Blackbox’s marijuana license may be summarized as follows:

Our flagship project, Blackbox has applied to the state of Michigan for marijuana licenses which, if granted, will allow Blackbox to cultivate cannabis for sale in the state of Michigan. Blackbox is currently seeking two Michigan marijuana licenses, one for adult use and one for medicinal use. The current status of Blackbox’s marijuana license may be summarized as follows:

•	Blackbox is in the process of pursuing a Class C license, which would permit them to cultivate up to 2,000 marijuana plants for adult use and 1,500 plants for medicinal use.
•	To date, Blackbox has spent approximately $190,577 in pursuit of a marijuana license.
•	Per the MRA, Blackbox is required to pay an initial fee of $40,000 for each license.
•	Blackbox is required to pay a renewal fee for every year that they wish to retain their license. The fee for renewing a marijuana license can range from $30,000 to $50,000, depending on the total weight of the marijuana plants that were cultivated for the preceding year.
•	These licenses will allow Blackbox to cultivate cannabis, within the state of Michigan, for adult use and medicinal use.
•	Blackbox has already completed Step 1 in the application process. However, before Blackbox can submit an application for Step 2, Blackbox is required to complete construction of its greenhouse facilities.
•	Once the facilities are complete, Blackbox may proceed with a Step 2 application, which entails having the newly constructed facility inspected by the Bureau of Fire Services within 60 days after the Step 2 application is submitted.
•	Failure to pass an inspection by the BFS within 60 days may result in the denial of the license.
•	Blackbox is also required, by the MRA, to disclose the sources and total amount of capitalization that is required to operate and maintain a proposed marijuana facility. For a Class C license, Blackbox is required to show that they have $500,000 available to operate and maintain the facility.
•	Completing the Step 2 process will allow the company to proceed with the cultivation of cannabis in Michigan.

Once Blackbox receives a Class C marijuana license for adult use, they will be subject to various provisions and obligations, including the following:

•	Under rule 420.102(1), one who holds a Class C marijuana license for adult use is permitted to grow 2,000 marijuana plants
•

According to rule 420.102(4) of the MRA, A marijuana grower license authorizes a marijuana grower to transfer marijuana without using a marijuana secure transporter to a marijuana processor or marijuana retailer if both of the following are met:

o

(a) The marijuana processor or marijuana retailer occupies the same location as the marijuana grower and the marijuana is transferred using only private real property without accessing public roadways.

o	(b) The marijuana grower enters each transfer into the statewide monitoring system.

•	Pursuant to rule 420.102(5), A marijuana grower license authorizes sale of marijuana, other than seeds, seedlings, tissue cultures, immature plants, and cuttings, to a marijuana processor or marijuana retailer.
•	Under rule 420.102(7), A marijuana grower must enter all transactions, current inventory, and other information into the statewide monitoring system, known as METRC, as required in these rules. Under the METRC system:

•	a serialized tag must be attached to every plant,
•	and labels must be attached to wholesale packages

•	According to rule 420.102(8), A marijuana grower license does not authorize the marijuana grower to operate in an area unless the area is zoned for industrial or agricultural use. At present, the Company is in compliance with this rule, as we intend to operate in an area that has been zoned for industrial and agricultural use.
•	Under 420.102(9), A marijuana grower may accept the transfer of marijuana seeds, tissue cultures, and clones that do not meet the definition of marijuana plant in these rules at any time from another grower licensed under the acts, these rules, or both. Marijuana.
•	Per rule 420.102(11), A marijuana grower licensee is required to comply with the requirements of the Michigan regulation and taxation of marijuana act and these rules.

With regard to a Class C marijuana license for medicinal use, the MRA imposes very similar provisions and obligations to those state above. According to rule R 420.108 of the MRA, one who possess a Class C marijuana license for medical use is subject to the following obligations:

•	Under rule 420.108(1), one who holds a Class C marijuana license for medicinal use is only permitted to grow marijuana1,500 marijuana plants, as opposed to the 2,000 plants authorized for those who obtain an adult-use license
•	Similar to the rule governing an adult-use license, marijuana under rule 420.108(3), a medicinal-use license authorizes a grower to transfer marijuana without using a secure transporter to a processor or provisioning center if both of the following are met:

o	(a) The processor or provisioning center occupies the same location as the grower and the marijuana is transferred using only private real property without accessing public roadways.
o	(b) The grower enters each transfer into the statewide monitoring system.

•	According to rule 420.108(4), a grower license authorizes sale of marijuana, other than seeds, seedlings, tissue cultures, and cuttings, to a processor or a provisioning center.
•	To be eligible for a grower license, the applicant and each investor in the grower must not have an interest in a secure transporter or safety compliance facility.
•	Under rule 420.108(7), a medicinal-use license, like an adult-use license, requires a grower to enter all transactions, current inventory, and other information into the statewide monitoring system, known as METRC
•	Similar to the rule for an adult-use license, under rule 420.108(8), a medicinal-use license does not authorize the grower to operate in an area unless the area is zoned for industrial or agricultural use. As mentioned, the Company is in compliance with this rule, as we intend to operate in an area that has been zoned for industrial and agricultural use.

Our goal is to become a low-cost national or internationally branded cannabis company. Through cost measurement methods unused elsewhere by the industry, we will be able to measure costs of production by pound. With this information, we will target production costs of $150 to $350 per pound, and estimate selling cannabis at wholesale prices between $2,400 and $3,200. The end goal is to become a Multi-State Operator (MSO) that is fully integrated from seed to sale

However, there are numerous other developments that will need to occur in order to allow us to implement the final aspects of our business plan and there are no assurances that any of these developments will occur, or if they do occur, that we will be successful in fully implementing our plan.

Since inception of Hero Technologies, we have devoted the majority of our resources to acquiring assets and subsidiaries, organizing and staffing our company, business planning and execution, and raising capital.

•	We have incurred recurring losses, the majority of which is attributable to minimal revenue, compensation expenses, consulting expenses, loss on the sale of a subsidiary, and losses on share conversion.
•	We have funded our operations primarily through issuance of shares for services and proceeds from sale of stock.
•	Our net loss was $5,957,927 for the year ended December 31, 2020, and $3,419,621 for the year ended December 31, 2021.
•	As of December 31, 2021, we had an accumulated deficit of $38,856,110.
•	Our primary use of cash is to fund operating expenses, which consist primarily of compensation expenses, consulting expenses, and general and administrative expenditures.

As of December 31, 2021, only Veteran Hemp Co. has generated any revenue.

Material changes in our Statement of Operations for the periods shown below compared to the prior periods are discussed below:

Year ended December 31, 2021

Item	Increase (I) or Decrease (D)	Reason
Consulting Expense	I	Increased activity due to cannabis licensing
Impairment of Intangibles	D	Decreased due to less investment in cannabis assets
Compensation Expense	D	Decreased due to a decline in the issuance of stock-based compensation
Office, Travel and General	D	Decreased activity due to a decline in travel
Professional Fees	I	Increased activity due to cannabis licensing
Loss on Sale of Subsidiary	D	Final sale of assets to exit the oil business
Unrealized Loss on Investments	I	Shift in focus and investment towards cannabis assets

Factors that will most significantly affect future operating results will be:

•	Funding for construction of greenhouses in Michigan under Blackbox
•	Timing related to construction and actual production of cannabis
•	Wholesale cannabis prices in the state of Michigan

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2021 and December 31, 2020.

	Year ended
	December 31,	December 31,
	2021	2020
Sales	$1,525	197
Cost of goods sold	72,686
Gross profit	(71,161)	197
Operating Expenses
Consulting	421,908	209,070
Compensation	383,190	5,317,100
Office, travel, general	163,810	193,349
Professional fees	199,605	58,077
Other	7,929	60,700
Total Operating Expenses	(1,176,442)	(5,838,296)
Other income (expense), net	(2,265,346)	(119,828)
Net loss	$(3,512,949)	$(5,957,927)

Revenue and Cost of Goods Sold

Sales increased by $1,328 for the year ended December 31, 2021. This is a slight increase from the year 2020, in which the sales totaled $197. Cost of Goods sold similarly increased by $72,686.

Operating Expenses

Operating expenses decreased from $5,838,296 to $1,176,442. This decline was driven by a decrease in consulting expenses, compensation expenses, and office, travel, and general expenses. Increases in professional fees were driven by licensing activity.

Consulting

Consulting expenses increased from $209,070 to $421,908. This increase was driven by licensing and marketing activity, as well as other operating expenses.

Compensation

Compensation expenses decreased from $5,317,100 to $383,190. Compensation was significantly higher in the year 2020 due to the issuance of stock-based compensation.

Professional Fees

Professional fees increased from $58,077 to $199,605. This increase was driven by cannabis licensing projects in Michigan and Massachusetts, as well as debt funding attorneys in Michigan.

Our Energy and Exploration Legacy and Transition to Cannabis

The Company underwent significant changes from the year 2019 to 2020, which caused fluctuations in the various operating costs. Before its name change in 2020, the Company was incorporated in the state of Nevada under the name “Holloman Energy Corporation.” The Company had previously focused on oil and gas exploration in Australia’s Cooper Basin. However, during 2019, the Company sold its remaining oil and gas assets and discontinued operations in the energy industry. On May 1, 2020, Holloman Energy Corporation Series A Preferred Shares were purchased by Magenta Value Holdings LLC. On July 20, 2020, the Company changed its name to Hero Technologies Inc. with the state of Nevada. After which, the Company begun making the transition into the cannabis industry.

On September 10, 2020, Hero Technologies Inc. formed the company Blackbox Technologies and Systems LLC and entered into an operating agreement. The name was subsequently changed to Blackbox Systems and Technologies LLC. The Blackbox project consists of environmental growth chambers for the cultivation of large flowering plants based on aeroponic technology. On November 3, 2020, the Company purchased Veteran Hemp Co., which operates an international retail and wholesale online store selling cannabis and cannabidiol. On November 4, 2020, the Company purchased a www.highlrelaxing.com and began selling CBD topicals and rubs under the name “Highly Relaxing”. Today, Hero Technologies Inc. is a cannabis company with a vertically integrated business model and plan that includes cannabis genetic engineering, farmland for medical and recreational cannabis cultivation, production licenses, distribution licenses, consumer packaging, retail operations and dispensaries. The Company focuses on two principal segments of the cannabis industry, (i) cultivation and (ii) the dispensary business model, including combinations. The Company is an expanding vertically integrated, cannabis operator, focusing on high-growth markets. Hero Technologies Inc. pairs premier seed genetics and growing techniques, with plans to utilize and expand its growing technology/techniques to all its facilities and operations. The Company's business model includes cultivation, licensing operations, processing operations, processing facilities, sale of products, brand creation, and technology development.

Capital Resources and Liquidity

Overview

Since our inception, we have recognized limited revenue from our core cannabis operations and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product from our planned aeroponic cultivation of cannabis, and we do not expect to generate revenue until completion of greenhouse buildouts. Since our inception through December 2021, we have funded our operations through proceeds from the sale of stock, borrowings on debt, and shares issued for service. We expect our existing cash and cash equivalents, together with the anticipated net proceeds from this offering, to enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future.

Our sources and (uses) of cash for the years ended December 31, 2021 and 2020 are shown below:

	2021	2020
	$	$
Cash provided by (used in) operations	(732,649)	(345,794)
Cash received upon sale of subsidiary	-	-
Cash provided by (used in) investing activities	-	(2,331)
Cash provided by (used in) financing activities	470,000	716,000
Changes in exchange rates	-	(344)

Our material capital commitments for the twelve months ending December 31, 2022 are:

Description	Amount
(Include all amounts pertaining to Blackbox, cannabis licensing, pre-acquisition development, land acquisition construction, etc.)	$9,000,000

Operating Activities

During the year ended December 31, 2020, we used $345,794 of cash in operating activities. Cash used in operating activities reflected our net loss of $5,957,927, offset by a $173,000 increase in our operating assets and liabilities and noncash charges of approximately $5,400,000, which was driven by stock-based compensation. The primary use of cash was to fund our operations related to compensation.

During the year ended December 31, 2021, we used $732,649 of cash in operating activities. Cash used in operating activities reflected our net loss of $3,419,621 and a net increase of $150,431 in our operating assets and liabilities, offset by approximately $2,629,869 of noncash charges, which was driven by loss from conversion of debt to common stock. The primary use of cash was to fund our operations related to compensation expenses, consulting expenses, and professional fees.

Investing Activities

During the year ended December 31, 2020 we used $2,331 for fixed assets. During the year ended December 31, 2021, we received $0 for investing activities.

Financing Activities

During the year ended December 31, 2020, financing activities provided $716,000 for proceeds from the sale of stock. During the year ended December 31, 2021, financing activities provided $470,000, which was borrowed on debt and proceeds from the sale of stock.

We anticipate material capital requirements of $9,000,000 for the twelve months ending December 31, 2022.

Other than as disclosed above, we do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way.

Other than as disclosed above, we do not know of any significant changes in our expected sources and uses of cash.

We do not have any commitments or arrangements from any person to provide us with any equity capital.

Our current losses, working capital deficit, and accumulated deficit raise substantial doubt about our ability to continue as a going concern.

Our current operations are being funded by capital that has been raised through the issuance of capital stock. Additionally, we may decide to raise more capital in the future through private offerings, public offerings, and/or debt offerings.

Funding Requirements

Our primary use of cash is to fund operating expenses, primarily consisting of compensation, consulting and professional fees and general administrative expenses.

Because of the numerous risks and uncertainties associated the cannabis industry, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	Regulatory and statutory developments regarding the legalization and commercialization of the marijuana industry in the United States

•	Compensation expenses related to our growing platform

•	Business development opportunities in the form of targeted acquisitions of subsidiaries

•	Investment activities related to the construction and deployment of aeroponic growth technology.

We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the cannabis industry and our core businesses, we are unable to estimate the amounts of increased capital outlays and operating expenditures.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings and/or debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate the implementation of our business plans.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

See Note 2 to the December 31, 2021 Financial Statements included as part of this document for a summary of our significant accounting policies.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company currently does not provide an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal receivable terms vary from 30-90 days after the issuance of the invoice and typically would be considered past due when the term expires. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

Inventory

Inventory is valued at the lower of the inventory's cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.

Revenue Recognition

Net sales include product sales, less excise taxes and customer programs and incentives. The Company recognizes revenue by applying the following steps in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, the Company recognizes sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. The Company excludes sales tax collected and remitted to various states from sales and cost of sales

Deferred Income

In some instances, the Company receives payments prior to delivery of its products, whereupon such revenues are deferred until the revenue recognition criteria are met.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Going Concern

Our net losses through December 31, 2021 raise some or substantial doubt about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company does not believe the adoption of ASU 2017-04 had any material impact on its consolidated financial statements.

Competition

We face extreme competition from both larger, better-financed national brands as well as an ever-increasing number of boutique service providers in the cannabis industry. We currently track sixty-nine (69) such providers in this space and are continually monitoring their progress and presence in the industry while working to continue to demonstrate our unique licensing offering. We also track eighty-eight (88) public companies that are either directly in or loosely involved in the cannabis industry.

Regulatory Considerations

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

As of the date of this Prospectus 36 states and the District of Columbia allow its citizens to use Medical Marijuana. Additionally, 15 states and the District of Columbia have legalized cannabis for recreational use by adults. The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Biden Administration, if it follows Obama Administration policies, is not likely to use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the Administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the Federal Government’s enforcement of current federal laws could cause significant financial damage to us.

The Department of Justice has stated that it will continue to enforce the Controlled Substance Act with respect to marijuana to prevent:

•	the distribution of marijuana to minors;
•	criminal enterprises, gangs and cartels receiving revenue from the sale of marijuana;
•	the diversion of marijuana from states where it is legal under state law to other states;
•	state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
•	violence and the use of firearms in the cultivation and distribution of marijuana;
•	driving while impaired and the exacerbation of other adverse public health consequences associated with marijuana use;
•	the growing of marijuana on public lands; and
•	marijuana possession or use on federal property.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations. Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter its business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on its operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. These ever-changing regulations could even affect federal tax policies that may make it difficult to claim tax deductions on our returns. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on its business.

Since the use of marijuana is illegal under federal law, most banks will not accept, for deposit, funds from businesses involved with marijuana. Consequently, businesses involved in the marijuana industry often have trouble finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for us to operate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

See the Index to the Consolidated Financial Statements beginning on page F-1 below.

HERO TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hero Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hero Technologies Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for the two-year period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stock Based Compensation

As discussed in Note 2 to the financial statements, the Company issues stock-based compensation in accordance with ASC 718, Compensation.

Auditing management’s calculation of the fair value of stock-based compensation can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculation.

To evaluate the appropriateness of the fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the stock-based compensation.

Evaluation of Intangible Assets

As discussed in Note 5, the Company acquired two entities during 2020 accounted for as business combinations, which required assets and liabilities assumed to be measured at their acquisition date fair values. At each reporting period, certain intangible assets are required to be assessed annually for impairment based on the facts and circumstances at that time. Auditing management’s evaluation of intangible assets can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not easily able to be substantiated.

Given these factors and due to significant judgements made by management, the related audit effort in evaluating management’s judgments in evaluation of intangible assets required a high degree of auditor judgment.

The procedures performed included evaluation of the methods and assumptions used by the Company, tests of the data used and an evaluation of the findings. We evaluated and tested the Company’s significant judgments that determine the impairment evaluation of goodwill and intangible assets.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

Houston, TX

March 4, 2022

(except for note 10, as to which the date is April 4, 2022)

Auditor Firm ID: 2738

HERO TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
	Years Ended December 31,
	2021	2020
ASSETS

Current Assets:
Cash	$174,477	$437,126
Inventory	-	72,686
Prepaid expenses	5,500	47,000
Accounts receivable	620	-
Total current assets	180,597	556,812

Non-current Assets
Property and equipment, net of accumulated depreciation	6,313	8,361
Goodwill	-	5,881
Total Non-current assets	6,313	14,242
Total Assets	$186,910	$571,054

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$32,904	$47,923
Loans payable, current portion - related party	169,588	-
Convertible loans payable, current portion – related party	-	2,245,000
Total current liabilities	202,492	2,292,923

Total Liabilities	202,492	2,292,923

STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized:
10,000,000 preferred shares, par value $0.001 per share
950,000,000 common shares, par value $0.001 per share
Issued and outstanding:
1,000,000 preferred shares at December 31, 2021 (1,000,000 at 2020)	1,000	1,000
442,977,000 common shares at December 31, 2021 (357,095,087 at 2020)	442,977	357,095
Additional paid-in capital	38,461,909	33,206,878
Stock Payable	27,970	149,647
Non-controlling Interest	(93,328)	-
Accumulated deficit	(38,856,110)	(35,436,489)
Total stockholders’ equity (deficit)	(15,582)	(1,721,869)
Total Liabilities and Stockholders’ Equity (Deficit)	$186,910	$571,054

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2021	2020

Revenue
Sales	$1,525	$197
Cost of Goods Sold	72,686	-
Gross Margin	(71,161)	197

Expenses:
Consulting	421,908	209,070
Impairment of Intangibles	5,881	60,700
Compensation expense	383,190	5,317,100
Office, travel, and general	163,810	193,349
Professional Fees	199,605	58,077
Depreciation	2,048	-
Total expenses	(1,176,442)	(5,838,296)

Other income (expense)
Unrealized gain (loss) on investments	-	(60,932)
Gain (loss) on share conversion	(2,218,382)	-
Interest expense	(46,964)	(58,896)
Total other income (expense)	(2,265,346)	(119,828)

Net Loss before taxes	(3,512,949)	(5,957,927)

Provision for income tax	-	-

Net Loss	$(3,512,949)	$(5,957,927)
Non-controlling interest in (income) loss of consolidated subsidiaries	93,328	-
Net Loss attributable to the comonay	(3,419,621)	(5,957,927)

Weighted Average Number of Basic and Diluted Common Shares Outstanding	430,066,213	154,877,610

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares		Preferred Shares		Additional		Non-	Accumulated Other Comprehensive	Deficit Accumulated During	Total Stockholders'
	Number		Number		Paid In	Stock	Controlling	Income/	Exploration	(Deficit)
	of Shares	Amount	of Shares	Amount	Capital	Payable	Intersest	(Loss)	Stage	Equity
Balance January 1, 2020	144,737,790	144,738	-	-	27,220,007	-	-	344	(29,478,562)	(2,113,473)

Related party issuance on sale of shell	-	-	1,000,000	1,000	(1,000)	-	-	-	-	-
Investment units issued for cash at $0.024 per unit	12,107,297	12,107	-	-	277,893	-	-	-	-	290,000
Investment units issued for cash at $0.0425 per unit	100,000,000	100,000	-	-	325,000	-	-	-	-	425,000
Issued for services	250,000	250	-	-	13,500	-	-	-	-	13,750
Common Stock issued for cash to related party	100,000,000	100,000	-	-	(99,000)	-	-	-	-	1,000
Common Stock - Related party compensation	-	-	-	-	5,299,000	4,350	-	-	-	5,303,350
Shares to be issued for acquisition	-	-	-	-	-	145,297	-	-	-	145,297
Donated capital	-	-	-	-	171,478	-	-	-	-	171,478
Comprehensive income
Net loss	-	-	-	-	-	-	-	-	(5,957,927)	(5,957,927)
Foreign currency translation	-	-	-	-	-	-	-	(344)	-	(344)
Balance December 31, 2020	357,095,087	357,095	1,000,000	1,000	33,206,878	149,647	-	-	(35,436,489)	(1,721,869)

Investment units issued for cash at $0.024 per unit	11,267,424	11,268	-	-	258,732	-	-	-	-	270,000
Issued for services	850,000	850	-	-	53,250	-	-	-	-	54,100
Common Stock - Related party compensation	4,928,775	4,929	-	-	314,116	-	-	-	-	319,045
Common Stock - debt conversion, related party	65,285,714	65,285	-	-	4,449,981	-	-	-	-	4,515,266
Shares issued as inducement for borrowing at $0.0667 per unit	750,000	750	-	-	60,075	-	-	-	-	60,825
Shares issued for acquisition	2,800,000	2,800	-	-	118,877	(121,677)	-	-	-	-
Non-Controlling Interest	-	-	-	-	-	-	(93,328)	-	-	(93,328)
Comprehensive income								-	-
Net loss	-	-	-	-	-	-	-	-	(3,419,621)	(3,419,621)
Balance December 31, 2021	442,977,000	442,977	1,000,000	1,000	38,461,909	27,970	(93,328)	-	(38,856,110)	(15,582)

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020

OPERATING ACTIVITIES:
Net loss attributable to Hero Technologies Inc.	$(3,419,621)	$(5,957,927)
Non-controlling interest in income (loss) of consolidated subsidiaries	$(93,328)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Discount Amortization	30,413	60,932
Shares issued for services	373,145	5,317,100
Impairment of intangibles	5881	60,700
Loss from conversion of debt to common stock	2,218,382	-
Depreciation expense	2,048	-
Change in operating assets and liabilities:
Prepaid expenses	41,500	158,000
Accounts payable and accrued liabilities	36,865	15,401
Accounts receivable	(620)	-
Inventory	72,686	-
Cash used in operating activities	(732,649)	(345,794)

INVESTING ACTIVITIES:
Cash paid for fixed assets	-	2,331)

Cash provided by (used in) investing activities	-	(2,331)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	270,000	716,000
Borrowings on debt	200,000	-
Cash provided by financing activities	470,000	716,000
Foreign currency translation adjustment	-	(344)

NET INCREASE (DECREASE) IN CASH	(262,649)	367,531

CASH, BEGINNING OF YEAR	437,126	69,595

CASH, END OF YEAR	$174,477	$437,126

NON-CASH INVESTING ACTIVITIES:
Acquisition of subsidiary	$-	$145,297
Preferred shares issued to management	$-	$1,000
Liabilities settled with investments	$2,296,884	$223,988
Inducement of debt	$60,825	$-
Share issued from stock payable	$121,677	$-

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

1. NATURE AND CONTINUANCE OF OPERATIONS

Hero Technologies Inc. (the “Company”) was incorporated in the State of Nevada on May 14, 2004. The Company had previously focused on oil and gas exploration in Australia’s Cooper Basin. During 2019, the Company sold its remaining oil and gas assets and discontinued operations in the energy industry. As a result, the financial results related to the oil and gas activity were reflected in the consolidated statements of operations discontinued operations. The related assets and liabilities associated with the discontinued operations in prior year’s consolidated balance sheet are classified as discontinued operations. See Note 4 for additional information.

Hero Technologies Inc. is a cannabis company with a vertically-integrated business model. The company has a majority stake in BlackBox Systems and Technologies LLC, an aeroponic cannabis cultivation system that provides optimal growing conditions to enhance photosynthesis and cultivation of large flowering plants, creating increased harvest efficiencies. The company's business plan includes cannabis genetic engineering, farmland for both medical and recreational cannabis cultivation, production licenses, distribution licenses, consumer packaging and retail operations, and dispensaries that make the company a multi-state operator (MSO).

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues and has funded its operations through the issuance of capital stock.

There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company's ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon: the continued support of its controlling shareholders, its ability to raise capital sufficient to fund its commitments and ongoing losses, and ultimately generating profitable operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with US GAAP, and are expressed in United States dollars. These statements include the accounts of the Company and its wholly owned subsidiaries First Endeavor Holdings, Inc. (“FEH”), Veteran Hemp Co (“Veteran”), and its majority owned subsidiary Blackbox Technologies and Systems (“Blackbox”). All intercompany transactions and balances have been eliminated.

Inventories

Inventories primarily consist of cannabis merchandise and are stated at the lower of cost or market. Value at December 31, 2021 was $0. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. As at December 31, 2021, the Company determined that the inventory on hand be impaired as their focus remains on cultivation and sale of their own product.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight- line method over the estimated useful lives of the assets, ranging from three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the life of the lease or the useful lives of the assets, whichever is shorter. The cost and related accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reported as current period income or expense. The costs of repairs and maintenance are expensed as incurred. The company purchased $2,331 of assets and acquired $6,030 through its acquisitions in 2020. The total value of property and equipment at December 31, 2021 is $6,313. and $8,361 at December 31, 2020.

	Asset Purchase Price	Accumulated Depreciation
Furniture and Fixtures 5-7 Years	$6,030	$(1,206)
Computer Equipment and Software 3-5 Years	2,331	(842)

Intangible Assets / Goodwill

The Company accounts for certain intangible assets at cost. Management reviews these intangible assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its intangible assets and determined that $60,700 of intangible trademarks and customer base included with the Veteran Hemp Co acquisition be impaired and that $5,881 of goodwill associated to Veteran Hemp Co be impaired as of December 31, 2020 and 2021 respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

The most significant estimates with regard to these consolidated financial statements relate to carrying values of oil and gas properties, the fair value of debt, the estimated valuation allowance on deferred tax assets and the determination of fair values of stock-based transactions.

Revenue Recognition

Net sales include product sales, less excise taxes and customer programs and incentives. The Company recognizes revenue by applying the following steps in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the Oregon Liquor Control Commission (OLCC), the Company recognizes sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. The Company excludes sales tax collected and remitted to various states from sales and cost of sales.

Foreign Currency Translation

The Company and its previous Australian subsidiary’s functional and reporting currency is the United States dollar. The functional currency of the Company’s Canadian subsidiary (which is currently inactive) is the Canadian dollar. Foreign currency financial statements of the Company’s Canadian subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ (deficit) equity. Foreign currency financial statements of the Company’s previous Australian subsidiary use period end rates for monetary assets and liabilities, historical rates for historical cost balances, and average rates for expenses. If material, translation gains and losses are included in the determination of income. Foreign currency transactions of the Company’s subsidiaries are primarily undertaken in Australian and Canadian dollars. The Company has not, through the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Cash, Cash Equivalents and the Fair Value of Financial Instruments

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash totaled $174,477 and $437,126 at December 31, 2021 and 2020, respectively. The Company is exposed to a concentration of credit risk with respect to its cash deposits. The Company places cash deposits with highly rated financial institutions in the United States. At times, cash balances held in financial institutions may be in excess of insured limits. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risks is more than normal.

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, other receivables, accounts payable, accrued liabilities and demand notes payable approximates their carrying value due to their short-term nature.

Fair Market Measurements

The Company estimates the fair values of financial and non-financial assets and liabilities under ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC Topic 820"). ASC Topic 820 provides a framework for consistent measurement of fair value for those assets and liabilities already measured at fair value under other accounting pronouncements. Certain specific fair value measurements, such as those related to share-based compensation, are not included in the scope of ASC Topic 820. Primarily, ASC Topic 820 is applicable to assets and liabilities related to financial instruments, to some long-term investments and liabilities, to initial valuations of assets and liabilities acquired in a business combination, and to long-lived assets written down to fair value when they are impaired. It does not apply to oil and natural gas properties accounted for under the full cost method, which are subject to impairment based on SEC rules. ASC Topic 820 applies to assets and liabilities carried at fair value on the consolidated balance sheet, as well as to supplement fair value information about financial instruments not carried at fair value.

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

Inputs to valuation techniques are classified as either observable or unobservable within the following hierarchy:

•	Level 1 - quoted prices in active markets for identical assets or liabilities.

•	Level 2 - inputs other than quoted prices which are observable for an asset or liability. These include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

•	Level 3 -unobservable inputs that reflect the Company's own expectations about the assumptions that market participants would use in measuring the fair value of an asset or liability.

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument's complexity.

In accordance with ASC Topic 820, valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types: market approach, income approach and cost approach. The Company had no outstanding securities at December 31, 2021.

The following table presents the classification of the securities by level at December 31, 2021:

	Level 1	Level 2	Level 3	Total

Investments - Stocks/mutual funds	$0	$-	$-	$0

Totals	$0	$-	$-	$0

The following table presents the classification of the securities by level at December 31, 2020:

	Level 1	Level 2	Level 3	Total

Investments - Stocks/mutual funds	$0	$-	$-	$0

Totals	$0	$-	$-	$0

The Company uses the market approach technique to account for its financial instruments at fair value for the period ended December 31, 2021, and the application of this technique applied to similar assets and liabilities has been applied on a consistent basis.

Investments

At December 31, 2021, the Company’s investments are stated at fair value. Any unrealized gains and losses on investments are included as component of income (loss) from continued operations. Realized gains and losses from sales on investments are recorded to income at the time of sale using specific identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. Periodically, the investments are reviewed for other than temporary impairment, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Investments – Debt and Equity Securities, and any losses determined to be other than temporary are realized and are included in other income (expense). The Company recognized an unrealized loss on its investments of $60,932 at December 31, 2020. This is related to 40,416,917 shares of Oilex stock at fair value of $0.004 stock price transferred to Holloman Value Holdings in 2020. The accrued interest of $231,317 was forgiven, assets consisting of cash at $32,350 and $52,510 fair value of Oilex shares, less outstanding payables totaling $25,201 as agreed upon, was transferred at the time of settlement and sale of the shell. The remaining related party amount of $171,478 was charged to donated capital.

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

Other Comprehensive Income (Loss)

The Company reports and displays comprehensive income and loss and its components in the consolidated financial statements. For the years ended December 31, 2021 and 2020, the only components of comprehensive income were foreign currency translation adjustments.

Earnings (Loss) Per Share

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

Subsequent Events

Management has evaluated events from December 31, 2021 through March 30, 2022, the date the Company’s consolidated financial statements were available to be issued and has disclosed any subsequent events in Note 10.

3. ACQUISITIONS

The Company formed Blackbox Technologies and Systems LLC in September 10, 2020. Blackbox Technologies and Systems LLC has been renamed Blackbox Systems and Technologies LLC. The Company acquired all of Marc Kasabasic and Hank Pielack’s aeroponic system process, procedures, and all associated intellectual property and know how. The Blackbox project consists of environmental growth chambers for the cultivation of large cannabis flowering plants based on aeroponic technology. The Company has a 51% equity interest in Blackbox Technologies and Systems. LLC. The address of Blackbox Technologies and Systems is 8 The Green Suite 4000, Dover, DE 19901. Blackbox Technologies and Systems can be contacted at info@blackboxsystemsllc.com. The total expenditures as at December 31, 2021 is $182,997.

The Company also purchased a website and business currently selling CBD topicals and rubs under the name “Highly Relaxing”. Hero Technologies will retain the owner on a consulting basis to create and continue the manufacture of the topical rub for the Company and to continue operations. In exchange the seller will receive 100,000 common shares for these services and $2.00 per topical can of rub sold. This is currently recorded as a stock payable at fair value of $4,350 at a stock price of $0.0435 on the agreement date.

Veteran Hemp Co., bought by HENC through V Broker LLC as an asset acquisition on November 3, 2020, operates an international retail and wholesale online store selling cannabis and cannabidiol. The consideration given for the acquired assets is shown below:

	Shares	Fair Value

Initial shares. $0.0435	2,500,000	108,750
Earnout shares:
Belize contract	1,400,000	2,713
Online payment system	300,000	12,927
EBITDA	800,000	20,907

Total consideration		145,297

Assets Acquired:
Inventory		72,686
Equipment		6,030
Trademarks		37,700
Customer base		23,000
Goodwill		5,881
Total assets acquired		145,297

The Company impaired $60,700 in 2020 which consisted of the trademarks and customer base. It was determined that they would not be used because these items would fall under the Hero Technology brand going forward. The Company impaired $5,881 of goodwill associated to Veteran Hemp Co. in 2021 because it was determined that the emphasis is on current and future growth under Hero Technologies Inc.

4. RELATED PARTY TRANSACTIONS

Interest to related parties is $7,500 at December 31, 2021 compared to $42,833 at December 31, 2020

On September 14, 2015, the Company entered into a $100,000 loan agreement with Holloman Holdings. The loan accrues interest at 5% per annum any accrued interest plus principal matures two years from the issuance date. The principal of this loan agreement was considered repaid, and the agreement terminated when the Company entered into another loan agreement for the same amount with a wholly owned subsidiary of Holloman Holdings on October 19, 2015.

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

On January 12, 2016, the Company borrowed $250,000 from Holloman Value Holdings, LLC. This loan bears interest at 5% per year. All or any portion of the outstanding loan principal, plus any accrued and unpaid interest, may be converted at the option of Holloman Value Holdings, at any time and from time to time, into shares of the Company's commons stock. The number of shares to be issued upon any conversion will be determined by dividing the amount of the principal and/or interest to be converted by the average closing price of the Company's common stock for the 30 trading days immediately preceding the date of conversion.

On February 15, 2019, the Company sold 3,750,000 shares of common stock to a wholly owned subsidiary of Holloman Corporation. The shares were priced at $0.020. Proceeds from the private placements totaled $75,000.

On June 11, 2019, the Company entered into a $30,000 loan agreement with Holloman Holdings. The loan accrues interest at 5% per annum any accrued interest plus principal matures two years from the issuance date.

On October 2, 2019, the Company entered into a $10,000 loan agreement with Holloman Holdings. The loan accrues interest at 5% per annum any accrued interest plus principal matures two years from the issuance date.

On December 11, 2019, the Company entered into a $200,000 loan agreement with Holloman Holdings. The loan accrues interest at 5% per annum any accrued interest plus principal matures two years from the issuance date. The consolidated total loan balance as of December 31, 2019 was $645,000 and bears interest at 5% per year.

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

On October 31, 2017, the outstanding $1,600,000 loan, plus $67,635 in accrued interest, was assigned to Holloman Value Holdings. This loan plus accrued interest is to be paid by October 31, 2019 or a reasonable time as agreed by both parties. All or any portion of the outstanding loan principal, plus any accrued and unpaid interest, may be converted at the option of Holloman Value Holdings, at any time and from time to time, into shares of the Company’s commons stock. The number of shares to be issued upon any conversion will be determined by dividing the amount of the principal and/or interest to be converted by the average closing price of the Company’s common stock for the 30 trading days immediately preceding the date of conversion. The debt was assigned to P2B Capital on April 30, 2020 at time of sale of the Company to Magenta Holdings. Simultaneously, the accrued interest of $231,317 was forgiven, assets consisting of cash at $32,350 and $52,510 fair value of Oilex shares, less outstanding payables totaling $25,201 as agreed upon, was transferred at the time of settlement and sale of the shell. The remaining related party amount of $171,478 was charged to donated capital.

Effective October 1, 2010, the Company executed an administrative services agreement with Holloman Corporation, the Company’s controlling shareholder. Under this agreement, fees of $5,000 per month were payable to Holloman Corporation. An amendment to this agreement, effective July 1, 2016, reduced the fees to $2,000 per month covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of the Company’s restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days’ notice. The agreement was terminated July 1, 2019. During 2019, the Company recorded $12,000 (2018 – $24,000) of office expense and issued 1,367,532 (2018– 1,740,815) shares of its common stock as a result of this agreement. During 2019, the Company recorded $1,445 (2018-$6,545) in management fees and as a result issued 96,591 (2018-478,815) shares of its common stock. No gain or loss recorded Debt of $2,245,000 was assigned to P2B Capital on April 30, 2020 at time of sale of the Company to Magenta Holdings. Simultaneously, the accrued interest of $231,317 was forgiven, assets consisting of cash at $32,350 and $52,510 fair value of Oilex shares, less outstanding payables totaling $25,201 as agreed upon, was transferred at the time of settlement and sale of the shell. The remaining related party amount of $171,478 was charged to donated capital.

On November 6, 2020, the Company engaged Rowland Consulting LLC in a consultant and advisory role to assist in general managerial strategies for the Company’s online assets. The Company will cover the direct costs associated with activities done by Advisor.

On December 31, 2020, the Company issued 100,000,000 shares of restricted stock to Dark Alpha Capital LLC in a private offering in exchange for $1,000 cash. Dark Alpha Capital serves as the Company’s advisor on operations, finance, legal matters, and business development, including acquisitions. The value of the shares on December 31, 2020 are valued at $5,300,000.

On February 15, 2021, the Company issued 875,000 shares of restricted common stock to Topline Holdings Inc in consideration for advisor and managerial services. The shares were priced at $0.074. at a fair value of $64,750.

On February 22, 2021, the Company engaged Konkler Enterprises for managerial services and issued Konkler Enterprises 208,635 shares of common stock. at a fair value of $11,579 at a stock price of $0.0555.

On February 22, 2021, the Company engaged James Bradley as an Advisor for managerial services and issued Mr. Bradley 2,337,228 shares of common stock. at a fair value of $129,716 at a stock price of $0.0555.

On February 22, 2021, the debt of $2,245,000 including interest of $51,884 owed to P2B Capital LLC was paid in full with 65,285,714 shares of common stock resulting in a loss on conversion of $2,218,382. The value at the end of the quarter was $4,515,266.

On April 1, 2021, the Company issued the last tranche of 300,000 shares of common stock owed to Chesapeake Group Inc. at fair value of $16,500 at a stock price of $0.055.

On September 15, 2021, the Company issued Topline Holdings Inc 875,000 shares of restricted common stock for the remaining 6 months of advisor and managerial services for 2021 at a fair value of $63,000 at a stock price of $0.072.

On October 1, 2021 the Company entered into a note to borrow $200,000 over a 6 month period with interest of $15,000 and issuance of 750,000 shares of common stock to an unrelated accredited investor. The common shares were at fair value at a stock price of $0.081 per share. The common shares were at fair value at a stock price of $0.081 per share and were issued as an inducement to provide the note. This has been treated as a discount and amortized over the life of the note.

On October 13, 2021 the Company engaged North Equities for three months of consulting services to assist with Social Media and Client Outreach. In consideration for these services the company issued 632,912 shares of common stock at a fair value of $50,000 at a stock price of $0.079.

5. CAPITAL STOCK

Preferred Stock

On May 1, 2020, the Company issued 1,000,000 shares of its Series A preferred stock to Magenta Value Holdings, LLC resulting in a change in management of the entity. The Series A preferred shares have the right to cast 90% of the total votes with respect to any and all matters presented to the stockholders of the Company for their action or consideration. The Series A preferred shares are not entitled to any dividends or liquidation preferences and are not convertible into shares of the Company’s common stock.

Common Stock

On July 20, 2020, the Company changed its name from Holloman Energy Corporation to Hero Technologies Inc. and increased its authorized capitalization to 950,000,000 shares of common stock with a par value of $0.001.

During 2019, the Company issued 1,367,532 (2018 – 2,219,630) shares of common stock, at an average price of $0.010 (2018 - $0.014) per share in connection with the conversion of $12,000 (2018 - $24,000) in administrative service fees and issued 96,591 (2018- 478,815) shares of common stock, at an average price of $0.015 (2018 - $00.014) in connection with the conversion of management fees payable of $1,445 (2018- $6,545) to its controlling shareholder. No gain or loss recorded.

On February 15, 2019, the Company sold 3,750,000 shares of common stock to a wholly owned subsidiary of Holloman Corporation. The shares were priced at $0.020. Proceeds from the private placements totaled $75,000.

Debt of $2,245,000 was assigned to P2B Capital on April 30, 2020 at time of sale of the Company to Magenta Holdings. Simultaneously, the accrued interest of $231,317 was forgiven, assets consisting of cash at $32,350 and $52,510 fair value of Oilex shares, less outstanding payables totaling $25,201 as agreed upon, was transferred at the time of settlement and sale of the shell. The remaining related party amount of $171,478 was charged to donated capital.

On June 25, 2020, the Company received $425,000 in working capital from an accredited investor, James Bradley, which were converted into 100,000,000 shares upon completion of the Company’s name change with FINRA.

On July 28, 2020, the Company entered into a Letter of Intent with Crystal Clear Automation, LLC (CCA). The letter of intent provides that the Company will have the unlimited use of all of CCA’s current and future technology related to the cannabis and hemp industries. In exchange for the use of this technology, the Company agreed to pay CCA an initial fee of $10,000, 20% of non-dilutable common shares of a to be formed subsidiary of the Company and 20% of the Company’s to be formed subsidiary’s quarterly profits. A formal agreement did not materialize with CCA though CCA continues to act an informal advisor for the Company.

On August 12, 2020, the Company agreed to exchanged 1,000,000 shares of its common stock for a 51% interest in Los Angeles CBD. Los Angeles CBD sells CBD products through a store front located in Los Angeles, CA. On October 20, 2020, the agreement between Los Angeles CBD and the Company was terminated without shares issued and no impact on the Company.

On October 10, 2020, the Company sold 3,757,437 shares of common stock to an individual accredited investor. The shares were sold at a price of $0.024 each. Proceeds from the private placement totaled $90,000. The entire $90,000 was paid in cash.

On November 3, 2020, the Company entered into an Agreement to acquire all of the assets of V Brokers LLC dba as Veteran Hemp Co. from Patriot Shield National, LLC. Veteran Hemp Co. is a seller, broker, and wholesaler of cannabidiol (“CBD”) products. The aggregate purchase price for the assets will be $250,000 paid with 5,000,000 shares of the Company’s common stock at $0.05 per share plus the assumption of certain liabilities. Under the terms of the Agreement, Patriot Shield National LLC will also assign certain intellectual property, assets, and the website www.veteranhepco.com, to the Company. The first 2,500,000 shares are paid upon closing. The final 2,500,000 shares of common stock will be paid pursuant to the earnout. Veteran Hemp Co. will earn common shares if the following events take place. (i) 1,400,000 will be earned once the Belize $70,000 wholesale contract is finalized, (ii) 300,000 commons shares will be earned once the setup of a working online payment system or debit/credit processing system for the veteranhempco.com website is final; and (iii) 800,000 common shares upon earning and for $40,000 in EBTIDA from the veteranhempco.com website. Contingent consideration of $145,297 to be issued in shares was recorded in stock payable in 2020 for this acquisition.

On November 4, 2020, the Company purchased a website and business currently selling CBD topicals and rubs under the name “Highly Relaxing”. Hero Technologies will retain the owner on a consulting basis to create and continue the manufacture of the topical rub for the Company and to continue operations. In exchange the seller will receive 100,000 common shares for these services and $2.00 per topical can of rub sold. This is currently recorded as a stock payable at fair value of $4,350 at a stock price of $0.0435 on the date of this agreement. The Company wholly owns Highly Relaxing LLC.

On November 24, 2020, the Company sold 8,349,860 shares of common stock to an individual accredited investor. The shares were sold at a price of $0.024 each. Proceeds from the private placement totaled $200,000. The entire $200,000 was paid in cash.

On December 21, 2020, the Company retained The Chesapeake Group Inc. to create and execute an investor relations program. In consideration for these services The Chesapeake Group will receive $22,500 and 750,000 common shares issued in three installments finalizing on February 21, 2021. As at December 31, 2020, 250,000 shares were issued at fair value of $13,750 at a stock price of $0.055.

On December 31, 2020, the Company issued 100,000,000 shares of restricted stock to Dark Alpha Capital LLC pursuant to a share purchase agreement in which $1,000 was paid in cash. Dark Alpha Capital serves as the Company’s advisor on operations, finance, legal matters, and business development, including acquisitions. At December 31, 2020 the shares were valued at $5,300,000 with the difference between cash paid and value applied as stock based compensation.

On January 7, 2021, the Company sold 2,920,896 shares of common stock to an unrelated accredited investor. The shares were sold at a price of $0.024 per share. Proceeds from the private placement totaled $70,000. The entire $70,000 was paid in cash.

On January 18, 2021, the Company issued 2,800,000 shares of common stock to Patriot Shield National LLC in reference to the purchase of Veteran Hemp Co. that was recorded as a stock payable at December 31, 2020.

On January 19, 2021, the Company sold 1,252,479 shares of common stock to an unrelated accredited investor. The shares were sold at a price of $0.024 per share. Proceeds from the private placement totaled $30,000. The entire $30,000 was paid in cash.

On January 23, 2021, the Company issued the second tranche of 250,000 shares of common stock to Chesapeake Group Inc. at fair value of $13,750 at a stock price of $0.055.

On January 29, 2021, the Company sold 6,259,063 shares of common stock to an unrelated accredited investor. The shares were sold at a price of $0.024 per share. Proceeds from the private placement totaled $150,000. The entire $150,000 was paid in cash.

On February 12, 2021, the Company sold 834,986 shares of common stock to an unrelated accredited investor. The shares were sold at a price of $0.024 per share. Proceeds from the private placement totaled $20,000. The entire $20,000 was paid in cash.

On February 15, 2021, the Company issued 875,000 shares of restricted common stock to Topline Holdings Inc in consideration for advisor and managerial services. The shares were priced at $0.074. at a fair value of $64,750.

On February 22, 2021, the debt of $2,245,000 including interest of $51,884 owed to P2B Capital LLC was paid in full with 65,285,714 shares of common stock resulting in a loss on conversion of $2,218,382. The value at the end of the quarter was $4,515,266.

On February 22, 2021, the Company engaged Konkler Enterprises for managerial services and issued Konkler Enterprises 208,635 shares of common stock. at a fair value of $11,579 at a stock price of $0.0555.

On February 22, 2021, the Company engaged James Bradley as an Advisor for managerial services and issued Mr. Bradley 2,337,228 shares of common stock. at a fair value of $129,716 at a stock price of $0.0555.

On April 1, 2021, the Company issued 300,000 shares of common stock owed to Chesapeake Group Inc. at fair value of $16,500 at a stock price of $0.055.

On September 15, 2021, the Company issued Topline Holdings Inc 875,000 shares of restricted common stock for the remaining 6 months of advisor and managerial services for 2021 at a fair value of $63,000 at a stock price of $0.072.

On October 1, 2021 the Company entered into a note to borrow $200,000 over a 6 month period with interest of $15,000 and issuance of 750,000 shares of common stock to an unrelated accredited investor. The common shares were at fair value at a stock price of $0.081 per share and were issued as an inducement to provide the note. This has been treated as a discount and amortized over the life of the note.

On October 11, 2021, the Company issued 300,000 shares of common stock owed to Chesapeake Group Inc. at fair value of $23,550 at a stock price of $0.079.

On October 13, 2021 the Company engaged North Equities for three months of consulting services to assist with Social Media and Client Outreach. In consideration for these services the company issued 632,912 shares of common stock at a fair value of $50,000 at a stock price of $0.079.

On December 14, 2021, the Company entered into an Advisor Agreement with Henry Leo Staples Jr to provide managerial services. In consideration for these services Mr. Staples will receive 500,000 common shares on a quarterly basis in 2022. The first installment of four equal issuances of 125,000 will be on March 31, 2022.

6. NON-CONTROLLLING INTEREST

Non-controlling interest in loss of consolidated subsidiaries was $93,328 and $0 for December 31, 2021 and 2020 respectively. The loss from non-controlling interest resulted in the legal and early construction expenses related to Blackbox Technologies and Systems Inc.’s commencement of the Michigan growth facility. The Company has a 51% equity interest in Blackbox Technologies and Systems. LLC. Blackbox Technologies and Systems, LLC.

7. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (H.R.1) (Tax Legislation) was signed into law, which resulted in significant changes to U.S. federal income tax law. We expect that these changes will positively impact future after-tax earnings in the U.S., primarily due to the lower federal statutory tax rate of 21% compared to 35%. The impact of the Tax Legislation may differ from the statements above due to, among other things, changes in interpretations and assumptions we have made and actions we may take as a result of the Tax Legislation. Additionally, guidance issued by the relevant regulatory authorities regarding the Tax Legislation may materially impact our financial statements. As additional guidance to the Tax Legislation is published in the form of Treasury Regulations and other IRS communications, we will monitor, assess, and determine the impact of these communications on our consolidated financial statements and operations. In addition to the Tax Legislation, we are continuing to monitor proposed regulations regarding the 163(j) Limitation on Deduction for Business Interest Expense, which when finalized, could require us to re-characterize our deferred tax assets, resulting in changes in our income tax disclosures. The company expects the impact to its results of operations to be immaterial.

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Federal tax rate	21%	21%
Carryforward	$(30,105,943)	$(29,465,116)
Net loss	(3,419,621)	(5,957,927)
Loss on Conversion	2,218,382	0
Stock-based compensation	373,145	5,317,100

Net operating losses current	$(30,934,037)	$(30,105,943)

The significant components of deferred income tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Deferred tax assets:
Deferred tax assets	(6,496,148)	(6,322,248)
Less: valuation allowance	6,496,148	6,322,248
Deferred tax income	$-	$-

Due to its history of losses, the Company is not subject to federal or state income taxes.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. ASU 2017-04 will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and will be applied prospectively. Early adoption of this standard is permitted. The Company adopted ASU 2017-04 as of January 1, 2020. The Company does not believe the adoption of ASU 2017-04 had any material impact on its consolidated financial statements.

8. PREPAIDS

Prepaids consisted primarily of director and officer insurance and OTC annual fees totaling $5,500 and $47,000 for December 31, 2021 and 2020 respectively.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

On December 14, 2021, the Company entered into an Advisor Agreement with Henry Leo Staples Jr to provide managerial services. In consideration for these services Mr. Staples will receive 500,000 common shares on a quarterly basis in 2022. The first installment of four equal issuances of 125,000 will be on March 31, 2022.

10. SUBSEQUENT EVENTS

On January 19, 2022, the Company engaged Juddah Holdings LLC for consulting services to assist with business development and insurance management. In consideration for these services the Company issued 330,000 shares of common stock.

On February 22, 2022, the Company engaged RMJK Marketing Inc. for consulting services to assist with marketing efforts. In consideration for these services, the Company has agreed to pay a fee of $5000 per month.

On March 10, 2022, the Company entered into an agreement with Vocodia Holdings Corporation (hereinafter: “Vocodia”), which grants the Company permission to use Vocodia’s artificial intelligence customer service system for the marketing and sale of the Company’s products. In exchange for the service being provided by Vocodia, the Company agreed to pay a minimum fee of $795.00 per month.

On March 11, 2022, the Company engaged Hybrid Financial Ltd. for marketing services to assist with marketing efforts. In consideration for these services, the Company issued 10,000,000 shares of common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Furnish the information required by Item 307 and 308 of Regulation S-K (§229.307 and §229.308 of this chapter).

Item 9B. Other Information.

The registrant must disclose under this item any information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported, whether or not otherwise required by this Form 10-K. If disclosure of such information is made under this item, it need not be repeated in a report on Form 8-K which would otherwise be required to be filed with respect to such information or in a subsequent report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.

Name	Age	Position	Director Since
Gina Serkasevich	52	Chief Financial Officer, Chief Executive Officer, Sole Director	2020

Ms. Gina Serkasevich has been our since Chief Executive Officer, Chief Financial Officer, and Sole Director since November 2020. Between 2014 and 2020 Ms. Serkasevich was our Chief Financial and Accounting Officer. Previously, she was our Financial Controller and has more than 30 years of domestic and international corporate accounting and finance experience. Since July 2013, she has served as U.S. Controller for EFLO Energy, Inc. (OTCQB), a company focused on the acquisition, exploration and development of oil and gas assets in North America. Prior to 2012, Ms. Serkasevich worked in the Oil and Gas Tanker Transportation industry as a Regional Financial Manager for AET Inc. Limited (2011-2012), as a Financial Consultant for OSG Ship Management, Inc. (NYSE -OSG) (2009-2011) and as a Financial Controller/CFO for Stena Bulk LLC (1998-2008). During her 11-year tenure at Stena Bulk LLC she established the financial, accounting and reporting requirements for the new joint ventures and tanker pools with Sonanagol USA and held the Company Secretary position on both of those companies’ boards of directors. We believe Ms. Serkasevich is qualified to act as a director due to her long-standing relationship with us.

We have not adopted a code of ethics since we only have one officer and director.

There are currently no committees of the Board of Directors. Our board of directors believes it is appropriate for us not to have a standing nominating, audit, or compensation committee because we only have one director. Thus, the size of our board of directors does not require establishing separate committees. Our board of directors has performed, and will perform adequately, the functions of any specific committee.

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. In addition, since we do not have an audit committee, the Board is also responsible for the assessment and oversight of the Company's financial risk exposures.

We do not have any directors who are "independent" as such term is defined by the applicable listing standards of The NASDAQ Stock Market LLC.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2021, 2020 and 2019, to the Named Executive Officers:

	Summary Compensation Table
Name and Position	Year	Salary	Bonus	Stock Awards (1)	Total ($)
Gina Serkasevich	2021	$15,000	$4,000	$127,750	$146,750
Chief Executive Officer, Chief Financial Officer,	2020	$0	--	$0	$0
Treasurer, and Secretary	2019	$0	--	$0	$0

There was no compensation paid to our officers or directors in 2020 and 2019.

We do not have an employment agreement with Gina Serkasevich. However, on November 24, 2020, we entered into a consulting agreement, that commenced on January 1, 2021, with an entity controlled by Ms. Serkasevich, whereby Ms. Serkasevich would essentially provide to us services which would be provided by a chief executive, financial, and accounting officer. In return for these services, we agreed to issue 1,750,000 restricted shares of our common stock to an entity controlled by Ms. Serkasevich, Topline Holdings, Inc. Ms. Serkasevich has agreed that she may not sell, in any given week, more than 1% of number of our shares that were traded in the prior week. From the grant date, the fair value of Ms. Serkasevich’s shares is $127,750. Also, Ms. Serkasevich receives $1,250 per month during the term of the agreement, subject to adjustment on a quarterly basis by the Company and Ms. Serkasevich. She received $4,000 in bonuses in 2021. Ms. Serkasevich’s agreement provides for reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with her services. The consulting agreement expired on December 31, 2021. We expect to renew the consulting agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL SHAREHOLDERS

The following table sets forth, as of the date of this prospectus, the number of shares of common stock and preferred stock owned of record and beneficially by our executive officers and directors, persons who hold 5% or more of our outstanding common stock, and by all officers and directors as a group:

Name	Number of Common Shares Owned	Number of Preferred Shares Owned	Percent of Class (Common Shares)	Percent of Class (Preferred Shares)	Total Voting Power Based on Common and Preferred Shares
MAGENTA VALUE HOLDINGS LLC[1]		1,000,000		100.00%	90%
HOLLOMAN VALUE HOLDINGS LLC[2]	81,892,111		18.49%		1.85%
DARK ALPHA CAPITAL LLC[1]	40,000,000		9.03%		0.90%
P2B CAPITAL LLC[1]	21,761,905		4.91%		0.49%
BLAIR VALUE HOLDINGS LLC[1]	30,000,000		6.77%		0.68%
ROSE VALUE HOLDINGS LLC[1]	30,000,000		6.77%		0.68%
DMB LLC[3]	43,523,809		9.83%		0.98%
JAMES BRADLEY[4]	145,861,037		32.93%		3.29%
DESTINY AIGBE[5]	121,761,905	1,000,000	27.49%	100.00%	92.75%
GINA SERKASEVICH[6]	925,000		0.21%		0.02%
All directors and officers as a group (one person)	925,000		0.21%		0.02%

(1) Magenta Value Holdings LLC, Dark Alpha Capital LLC, Blair Value Holding LLC, Rose Value Holdings LLC, and P2B Capital LLC and are owned and controlled by Destiny Aigbe. The address for each of these entities is 8 The Green Suite 4000, Dover, DE, 19901. Magenta Value Holdings LLC owns and controls one hundred percent of the Company's Series A preferred shares which have 90% of the voting powers of the Company.

(2) Holloman Value Holdings LLC is owned and controlled by Collin Holloman. The address for Holloman Value Holdings LLC is 333 N. Sam Houston Parkway E. Houston, TX, 77060.

(3) DMB LLC is owned and controlled by James Bradley. The address for DMB LLC is 2928 Dupont Road, Fort Wayne, IN, 46825.

(4) In addition to the 43,523,809 shares that are owned by James Bradley by way of DMB LLC, Mr. Bradley directly owns 102,337,228 in the Company. Combined, James Bradley owns a total of 145,861,037 in the Company.

(5) Combined, Destiny Aigbe owns 122,761,905 shares in the Company. This total is based on Mr. Aigbe’s ownership interest in Magenta Value Holdings LLC, Dark Alpha Capital LLC, P2B Capital LLC, Blair Value Holdings LLC, and Rose Value Holdings LLC.

(6) Shares are held of record by Topline Holdings LLC, a company owned and controlled by Gina Serkasevich, our CEO and sole Director. The address for Ms. Serkasevich and Topline Holdings LLC is 310 Commons Trail Ln, Huffman, TX, 77336.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Interest to related parties is $7,500 at December 31, 2021 compared to $42,833 at December 31, 2020

On September 14, 2015, the Company entered into a $100,000 loan agreement with Holloman Holdings. The loan accrues interest at 5% per annum any accrued interest plus principal matures two years from the issuance date. The principal of this loan agreement was considered repaid, and the agreement terminated when the Company entered into another loan agreement for the same amount with a wholly owned subsidiary of Holloman Holdings on October 19, 2015.

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

On January 12, 2016, the Company borrowed $250,000 from Holloman Value Holdings, LLC. This loan bears interest at 5% per year. All or any portion of the outstanding loan principal, plus any accrued and unpaid interest, may be converted at the option of Holloman Value Holdings, at any time and from time to time, into shares of the Company's commons stock. The number of shares to be issued upon any conversion will be determined by dividing the amount of the principal and/or interest to be converted by the average closing price of the Company's common stock for the 30 trading days immediately preceding the date of conversion.

On February 15, 2019, the Company sold 3,750,000 shares of common stock to a wholly owned subsidiary of Holloman Corporation. The shares were priced at $0.020. Proceeds from the private placements totaled $75,000.

On June 11, 2019, the Company entered into a $30,000 loan agreement with Holloman Holdings. The loan accrues interest at 5% per annum any accrued interest plus principal matures two years from the issuance date.

On October 2, 2019, the Company entered into a $10,000 loan agreement with Holloman Holdings. The loan accrues interest at 5% per annum any accrued interest plus principal matures two years from the issuance date.

On December 11, 2019, the Company entered into a $200,000 loan agreement with Holloman Holdings. The loan accrues interest at 5% per annum any accrued interest plus principal matures two years from the issuance date. The consolidated total loan balance as of December 31, 2019 was $645,000 and bears interest at 5% per year.

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

On October 31, 2017, the outstanding $1,600,000 loan, plus $67,635 in accrued interest, was assigned to Holloman Value Holdings. This loan plus accrued interest is to be paid by October 31, 2019 or a reasonable time as agreed by both parties. All or any portion of the outstanding loan principal, plus any accrued and unpaid interest, may be converted at the option of Holloman Value Holdings, at any time and from time to time, into shares of the Company’s commons stock. The number of shares to be issued upon any conversion will be determined by dividing the amount of the principal and/or interest to be converted by the average closing price of the Company’s common stock for the 30 trading days immediately preceding the date of conversion. The debt was assigned to P2B Capital on April 30, 2020 at time of sale of the Company to Magenta Holdings. Simultaneously, the accrued interest of $231,317 was forgiven, assets consisting of cash at $32,350 and $52,510 fair value of Oilex shares, less outstanding payables totaling $25,201 as agreed upon, was transferred at the time of settlement and sale of the shell. The remaining related party amount of $171,478 was charged to donated capital.

Effective October 1, 2010, the Company executed an administrative services agreement with Holloman Corporation, the Company’s controlling shareholder. Under this agreement, fees of $5,000 per month were payable to Holloman Corporation. An amendment to this agreement, effective July 1, 2016, reduced the fees to $2,000 per month covering; office and meeting space, supplies, utilities, office equipment, network access and other administrative facilities costs. These fees are payable quarterly in shares of the Company’s restricted common stock at the closing price of the stock on the last trading-day of the applicable monthly billing period. This administrative services agreement can be terminated by either party with 30-days’ notice. The agreement was terminated July 1, 2019. During 2019, the Company recorded $12,000 (2018 – $24,000) of office expense and issued 1,367,532 (2018– 1,740,815) shares of its common stock as a result of this agreement. During 2019, the Company recorded $1,445 (2018-$6,545) in management fees and as a result issued 96,591 (2018-478,815) shares of its common stock. No gain or loss recorded Debt of $2,245,000 was assigned to P2B Capital on April 30, 2020 at time of sale of the Company to Magenta Holdings. Simultaneously, the accrued interest of $231,317 was forgiven, assets consisting of cash at $32,350 and $52,510 fair value of Oilex shares, less outstanding payables totaling $25,201 as agreed upon, was transferred at the time of settlement and sale of the shell. The remaining related party amount of $171,478 was charged to donated capital.

On November 6, 2020, the Company engaged Rowland Consulting LLC in a consultant and advisory role to assist in general managerial strategies for the Company’s online assets. The Company will cover the direct costs associated with activities done by Advisor.

On December 31, 2020, the Company issued 100,000,000 shares of restricted stock to Dark Alpha Capital LLC in a private offering in exchange for $1,000 cash. Dark Alpha Capital serves as the Company’s advisor on operations, finance, legal matters, and business development, including acquisitions. The value of the shares on December 31, 2020 are valued at $5,300,000.

On February 15, 2021, the Company issued 875,000 shares of restricted common stock to Topline Holdings Inc in consideration for advisor and managerial services. The shares were priced at $0.074. at a fair value of $64,750.

On February 22, 2021, the Company engaged Konkler Enterprises for managerial services and issued Konkler Enterprises 208,635 shares of common stock. at a fair value of $11,579 at a stock price of $0.0555.

On February 22, 2021, the Company engaged James Bradley as an Advisor for managerial services and issued Mr. Bradley 2,337,228 shares of common stock. at a fair value of $129,716 at a stock price of $0.0555.

On April 1, 2021, the Company issued the last tranche of 300,000 shares of common stock owed to Chesapeake Group Inc. at fair value of $16,500 at a stock price of $0.055.

On September 15, 2021, the Company issued Topline Holdings Inc 875,000 shares of restricted common stock for the remaining 6 months of advisor and managerial services for 2021 at a fair value of $63,000 at a stock price of $0.072.

On October 1, 2021 the Company entered into a note to borrow $200,000 over a 6 month period with interest of $15,000 and issuance of 750,000 shares of common stock to an unrelated accredited investor. The common shares were at fair value at a stock price of $0.0811 per share. The common shares were at fair value at a stock price of $0.0811 per share and were issued as an inducement to provide the note. This has been treated as a discount and amortized over the life of the note.

On October 13, 2021 the Company engaged North Equities for three months of consulting services to assist with Social Media and Client Outreach. In consideration for these services the company issued 632,912 shares of common stock at a fair value of $50,000 at a stock price of $0.079.

On February 22, 2021, the debt of $2,245,000 including interest of $42,833.33 owed to P2B Capital LLC was paid in full with 65,285,714 shares of common stock resulting in a loss on conversion of $2,218,382. The value at the end of the quarter was $4,515,266.

Item 14. Principal Accounting Fees and Services.

M&K CPAS, PLLC has been our independent certified public accounting firm since 2020.

Audit Fees

Aggregate audit fees billed by M&K CPAS, PLLC for the years ended December 31, 2021 and December 31, 2020, were $23,000 and $20,810, respectively.

Audit-Related Fees

There were no audit-related fees billed by M&K CPAS, PLLC for the years ended December 31, 2021 and December 31, 2020.

Tax Fees

There were no tax fees billed by M&K CPAS, PLLC for the years ended December 31, 2021 and December 31, 2020.

Pre-Approval Policy

Provision of the above services is approved by our sole director, Gina Serkasevich.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)

Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed as “Item 8. Financial Statements and Supplementary Data” of this report:

(2)	Financial Statement Schedules.

Financial Statement Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits. The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Articles of Incorporation, as amended *
3.2	Bylaws *
10.2	Advisory and Consulting Agreement with Gina Serkasevich *
21.1	Subsidiaries *
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________________

* Incorporated by reference to the same exhibit filed with the Company's Registration Statement on Form S-1 (File # 333-261062).

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of April, 2022.

HERO TECHNOLOGIES, INC.

DATED: April 4, 2022	By:	/s/ GINA SERKASEVICH
Gina Serkasevich, Principal Executive,
Financial and Accounting Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to

Section 12 of the Act

The Company has not sent an annual report or proxy statement to its shareholders. The Company does not intend to send an annual report or proxy statement to its shareholders subsequent to the filing of this 10-K report.

