Form 10-Q
period 2022-03-31
Hero Technologies Inc.
filed 2022-05-16
CIK 1324736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 5, 2022 was 445,907,000 shares

HERO TECHNOLOGIES, INC

.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to “Hero Technologies,” “the Company,” “we,” “us,” and “our” refer to Hero Technologies, Inc. and, where appropriate, its subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10-Q under Part II, Item IA, “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2021 under Part I, Item IA, “Risk Factors.”

Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this document. You should read this document with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we do not undertake any obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

All trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – Financial Information

Item 1 – Financial Statements

HERO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS

Current Assets:
Cash	$121,537	$174,477
Prepaid expenses	4,122	5,500
Accounts receivable	620	620
Total current assets	126,279	180,597

Non-current Assets
Property and equipment, net of accumulated depreciation	5,817	6,313
Total Non-current assets	5,817	6,313
Total Assets	$132,096	$186,910

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$39,847	$32,904
Loans payable, current portion - related party	200,000	169,588
Total current liabilities	239,847	202,492

Total Liabilities	239,847	202,492

STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized:
10,000,000 preferred shares, par value $0.001 per share
950,000,000 common shares, par value $0.001 per share
Issued and outstanding:
1,000,000 preferred shares at March 31, 2022 (1,000,000 at 2021)	1,000	1,000
445,907,000 common shares at March 31, 2022 (442,977,000 at 2021)	445,907	442,977
Additional paid-in capital	38,612,779	38,461,909
Stock Payable	27,970	27,970
Non-controlling Interest	(93,701)	(93,328)
Accumulated deficit	(39,101,706)	(38,856,110)
Total stockholders’ equity (deficit)	(107,751)	(15,582)
Total Liabilities and Stockholders’ Equity (Deficit)	$132,096	$186,910

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2022	2021

Revenue
Sales	$-	$1,885
Cost of Goods Sold	-	5,531
Gross Margin	-	(3,646)

Expenses:
Consulting	7,646	128,471
Compensation expense	153,800	224,170
Office, travel, and general	19,595	69,295
Professional Fees	26,601	84,168
Depreciation	496	561
Total expenses	(208,138)	(506,665)

Other income (expense)
Gain (loss) on share conversion	-	(2,218,382)
Interest expense	(37,831)	(9,051)
Total other income (expense)	(37,831)	(2,227,433	) )

Net Loss	$(245,596)	$(2,737,744)
Non-controlling interest in (income) loss of consolidated subsidiaries	373	-
Net loss attributable to the company	(245,596)	(2,737,744)

Weighted Average Number of Basic and Diluted Common Shares Outstanding	443,952,889	395,888,260

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

								Accumulated		Total
					Additional		Non-	Other		Stockholders’
	Common Shares		Preferred Shares		Paid-in	Stock	Controlling	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Interest	Income (Loss)	Deficit	(Deficit)
Balance, January 1, 2021	357,095,087	$357,095	1,000,000	$1,000	$33,206,878	149,647	$-	$-	$(35,436,489)	$(1,721,869)
Investment Units issued for cash at $.024 per unit	11,267,424	11,268			258,732	-	-			270,000
Issued for services	850,000	850	-	-	53,250	-	-	-	-	54,100
Common Stock – Related party compensation	4,928,775	4,929			314,116	-	-			319,045
Common Stock – debt conversion, related party	65,285,714	65,285	-	-	4,449,981	-	-	-	-	4,515,266
Shares issued as inducement for borrowing $0.0667 per unit	750,000	750	-	-	60,075	-	-	-	-	60,825
Shares to be issued for acquisition	2,800,000	2,800	-	-	118,977	(121,677)	-	-	-	-
Non-Controlling Interest	-	-	-	-	-	-	(93,328)	-	-	(93,328)
Net Loss						-	-		(3,419,621)	(3,419,621)
Balance, December 31, 2021	442,977,000	442,977	1,000,000	1,000	38,461,909	27,970	(93,328)	-	(38,856,110)	(15,582)
Investment units issued for cash at $.024 per unit						-	-
Issued for services	930,000	930			48,870	-	-			49,800
Common Stock – related party compensation	2,000,000	2,000			102,000	-	-			104,000
Non-Controlling Interest						-	(373)			(373)
Net Loss						-	-		(245,596)	(245,596)
Balance, March 31, 2022	445,907,000	445,907	1,000,000	1,000	38,612,779	27,970	(93,701)	-	(39,101,706)	(107,751)

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021

OPERATING ACTIVITIES:
Net loss attributable to Hero Technologies Inc.	$(245,596)	$(2,737,744)
Non-controlling interest in income (loss) of consolidated subsidiaries	$(373)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Discount amortization	30,412	-
Shares issued for services	153,800	233,545
Impairment of intangibles	-	-
Loss from conversion of debt to common stock	-	2,227,433
Depreciation expense	496	561
Change in operating assets and liabilities:
Prepaid expenses	1,378	26,212
Accounts payable and accrued liabilities	6,943	(62)
Accounts receivable	-	(1,885)
Inventory	-	5,531
Gain/Loss from settlement of indebtedness	-	2,218,382
Cash used in operating activities	(52,940)	(246,409)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	270,000
Borrowings on debt	-	-
Cash provided by financing activities	-	270,000
Foreign currency translation adjustment	-	-

NET INCREASE (DECREASE) IN CASH	(52,940)	23,591

CASH, BEGINNING OF YEAR	174,477	437,126

CASH, END OF YEAR	$121,537	$460,717

NON-CASH INVESTING ACTIVITIES
Inducement of debt	$-	-
Liabilities settled with common stock, related party, investments	$-	2,287,833
Shares issued from stock payable	$-	121,677

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS

Hero Technologies Inc. (the “Company”), was incorporated in the State of Nevada on May 14, 2004. Hero Technologies has emerged into a vertically-integrated cannabis company with cultivation, processing and dispensary operations. The Company’s business plan includes cannabis genetics engineering, farmland for both medical and recreational cannabis cultivation, production licenses, distribution licenses, consumer packaging and retail operations, and dispensaries that make the company a Multi-State Operator (MSO). Hero Technologies is a one-stop cannabis shop for its partners and customers, from seed to sale.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated sufficient operating revenues and has funded its operations through the issuance of capital stock.

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

Accounts Receivable

Accounts receivable consist of trade receivables and are carried at their estimated collectible amounts.

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company determined there was no need for a reserve at the end of March 31, 2022. The total accounts receivable was $620 at the end of December 31, 2021 and $620 at the end of March 31, 2022.

Inventories

Inventories primarily consist of cannabis merchandise and are stated at the lower of cost or market. Value at March 31 2022 was $0. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. As at December 31, 2021, the Company determined that the inventory on hand be impaired as their focus remains on cultivation and sale of their own product.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight- line method over the estimated useful lives of the assets, ranging from three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the life of the lease or the useful lives of the assets, whichever is shorter. The cost and related accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reported as current period income or expense. The costs of repairs and maintenance are expensed as incurred. The company purchased $2,331 of assets and acquired $6,030 through its acquisitions in 2020. The total value of property and equipment at March 31, 2022 is $5,817. and $6,313 at December 31, 2021.

	Asset Purchase Price	Accumulated Depreciation
Furniture and Fixtures 5-7 Years	$6,030	$(1,508)
Computer Equipment and Software 3-5 Years	2,331	(1,036)

Intangible Assets / Goodwill

The Company accounts for certain intangible assets at cost. Management reviews these intangible assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its intangible assets and determined that $60,700 of intangible trademarks and customer base included with the Veteran Hemp Co acquisition be impaired and that $5,881 of goodwill associated to Veteran Hemp Co be impaired as of December 31, 2021.

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

Cash, Cash Equivalents and the Fair Value of Financial Instruments

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash totaled $121,537 and $174,477 at March 31, 2022 and December 31, 2021, respectively. The Company is exposed to a concentration of credit risk with respect to its cash deposits. The Company places cash deposits with highly rated financial institutions in the United States. At times, cash balances held in financial institutions may be in excess of insured limits. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risks is more than normal.

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

•	Level 3 -unobservable inputs that reflect the Company’s own expectations about the assumptions that market participants would use in measuring the fair value of an asset or liability.

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

In accordance with ASC Topic 820, valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types: market approach, income approach and cost approach. The Company had no outstanding securities at December 31, 2021 and March 31, 2022.

The following table presents the classification of the securities by level at March 31, 2022:

	Level 1	Level 2	Level 3	Total

Investments - Stocks/mutual funds	$-	$-	$-	$-

Totals	$-	$-	$-	$-

The following table presents the classification of the securities by level at December 31, 2020:

	Level 1	Level 2	Level 3	Total

Investments - Stocks/mutual funds	$-	$-	$-	$-

Totals	$-	$-	$-	$-

The Company uses the market approach technique to account for its financial instruments at fair value for the period ended March 31, 2022, and the application of this technique applied to similar assets and liabilities has been applied on a consistent basis.

Investments

At March 31, 2022, the Company’s investments are stated at fair value. Any unrealized gains and losses on investments are included as component of income (loss) from continued operations. Realized gains and losses from sales on investments are recorded to income at the time of sale using specific identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. Periodically, the investments are reviewed for other than temporary impairment, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Investments – Debt and Equity Securities, and any losses determined to be other than temporary are realized and are included in other income (expense). The Company recognized an unrealized loss on its investments of $60,932 at December 31, 2020. This is related to 40,416,917 shares of Oilex stock at fair value of $0.004 stock price transferred to Holloman Value Holdings in 2020. The accrued interest of $231,317 was forgiven, assets consisting of cash at $32,350 and $52,510 fair value of Oilex shares, less outstanding payables totaling $25,201 as agreed upon, was transferred at the time of settlement and sale of the shell. The remaining related party amount of $171,478 was charged to donated capital.

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

The Company accounts for uncertainty in income taxes by applying a two-step method. First, it evaluates whether a tax position has met a more likely than not recognition threshold, and second, it measures that tax position to determine the amount of benefit, if any, to be recognized in the financial statements. The application of this method did not have a material effect on the Company’s consolidated financial statements.

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

Other Comprehensive Income (Loss)

The Company reports and displays comprehensive income and loss and its components in the consolidated financial statements. For the periods ended March 31, 2022 and December 31, 2021, the only components of comprehensive income were foreign currency translation adjustments.

Earnings <Loss> Per Share

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

Recently Adopted Accounting Pronouncements

Not applicable.

3. ACQUISITIONS

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

4. RELATED PARTY TRANSACTIONS

Interest to related parties is $15,000 at March 31, 2022 compared to $7,500 at December 31, 2021

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

On January 19, 2022, the Company issued 330,000 shares of restricted common stock to Juddah Holdings LLC in consideration for consulting services. The shares were priced at $0.06. at a fair value of $19,800.

On February 5, 2022, the Company issued 600,000 shares of restricted common stock to Jack Becker in consideration for consulting services. The shares were priced at $0.05. at a fair value of $30,000.

On March 15, 2022, the Company issued 2,000,000 shares of restricted common stock to Topline Holdings Inc in consideration for advisor and managerial services. The shares were priced at $0.052. at a fair value of $104,000.

In 2021, the Company issued 4,295,863 to related parties for compensation valued at $269,045. As at March 31, 2022 the Company has issued 2,000,000 shares to related parties for compensation valued at $104,000.

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

On December 21, 2020, the Company retained The Chesapeake Group Inc. to create and execute an investor relations program. In consideration for these services The Chesapeake Group will receive $22,500 and 750,000 common shares issued in three installments finalizing on February 21, 2021. As at December 31, 2020, 250,000 shares were issued at fair value of $13,750 at a stock price of $0.055. The remaining 500,000 shares are due in 2021.

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

On February 22, 2021, the debt of $2,245,000 including interest of $42,833.33 owed to P2B Capital LLC was paid in full with 65,285,714 shares of common stock. The number of shares issued resulted in a loss on conversion of $2,218,382.

On February 22, 2021, the Company engaged James Bradley as an Advisor for managerial services and issued Mr. Bradley 2,337,228 shares of common stock. at a fair value of $129,716 at a stock price of $0.0555.

On April 1, 2021, the Company issued the last tranche of 300,000 shares of common stock owed to Chesapeake Group Inc. at fair value of $16,500 at a stock price of $0.055.

On September 15, 2021, the Company issued Topline Holdings Inc 875,000 shares of common stock for the remaining 6 months of advisor and managerial services for 2021 at a fair value of $63,000 at a stock price of $0.072.

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

On January 19, 2022, the Company issued 330,000 shares of restricted common stock to Juddah Holdings LLC in consideration for consulting services. The shares were priced at $0.06. at a fair value of $19,800.

On February 5, 2022, the Company issued 600,000 shares of restricted common stock to Jack Becker in consideration for consulting services. The shares were priced at $0.05. at a fair value of $30,000.

On March 15, 2022, the Company issued 2,000,000 shares of restricted common stock to Topline Holdings Inc in consideration for advisor and managerial services. The shares were priced at $0.052. at a fair value of $104,000.

6. NON-CONTROLLLING INTEREST

Non-controlling interest in loss of consolidated subsidiaries was $373 and $93,328 for March 31, 2022 and 2021 respectively. The loss from non-controlling interest resulted in the legal and early construction expenses related to Blackbox Technologies and Systems Inc.’s commencement of the Michigan growth facility. The Company has a 51% equity interest in Blackbox Technologies and Systems. LLC. Blackbox Technologies and Systems, LLC.

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

8. PREPAIDS

Prepaids consisted primarily of director and officer insurance and OTC annual fees totaling $4,122 and $5,500 for March 31, 2022 and December 31, 2021 respectively.

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

10. SUBSEQUENT EVENTS

On April 25, 2022 the Company engaged Pedro Sotomayor for consulting services to assist with business development. In consideration for these services the company will issue a total of 1,000,000 shares of common stock on a quarterly basis of 250,000 shares per quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

18

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

With regard to a Class C marijuana license for medicinal use, the MRA imposes very similar provisions and obligations to those state above. According to rule R 420.108 of the MRA, one who possess a Class C marijuana license for medical use is subject to the following obligations:

•

Under rule 420.108(1), one who holds a Class C marijuana license for medicinal use is only permitted to grow marijuana 1,500 marijuana plants, as opposed to the 2,000 plants authorized for those who obtain an adult-use license

•

Similar to the rule governing an adult-use license, marijuana under rule 420.108(3), a medicinal-use license authorizes a grower to transfer marijuana without using a secure transporter to a processor or provisioning center if both of the following are met:

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

•	We have funded our operations primarily through issuance of shares for services and proceeds from sale of stock.
•	Our net loss was $2,737,744 for the three months ended March 31, 2021, and $245,969 for the three months ended March 31, 2022.
•	As of March 31, 2022, we had an accumulated deficit of $39,101,706.
•	Our primary use of cash is to fund operating expenses, which consist primarily of compensation expenses, consulting expenses, and general and administrative expenditures.

As of March 31, 2022, only Veteran Hemp Co. has generated any revenue.

Material changes in our Statement of Operations for the periods shown below compared to the prior periods are discussed below:

Three months ended March 31, 2022

Item	Increase (I) or Decrease (D)	Reason
Consulting Expense	D	Decreased activity in cannabis licensing
Impairment of Intangibles	-	No change
Compensation Expense	D	Decreased due to a decline in the issuance of stock-based compensation
Office, Travel and General	D	Decreased activity due to a decline in travel
Professional Fees	D	Decreased activity due to a decline in cannabis licensing

Factors that will most significantly affect future operating results will be:

•	Funding for construction of greenhouses in Michigan under Blackbox
•	Timing related to construction and actual production of cannabis
•	Wholesale cannabis prices in the state of Michigan

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and March 31, 2021.

	Year ended
	March 31,	March 31,
	2022	2021
Sales	$-	1,885
Cost of goods sold	-	5,531
Gross profit	-	(3,646)
Operating Expenses
Consulting	7,646	128,471
Compensation	153,800	224,170
Office, travel, general	19,595	69,295
Professional fees	26,601	84,168
Other	496	561
Total Operating Expenses	(208,138)	(506,665)
Other income (expense), net	(37,831)	(2,227,433)
Net loss	$(245,969)	$(2,737,744)

Revenue and Cost of Goods Sold

Sales decreased by $1,885 for the three months ended March 31, 2022. This is a slight decrease from March 2021, in which the sales totaled $1,885. Cost of Goods sold similarly decreased by $5,531.

Operating Expenses

Operating expenses decreased from $506,665 to $208,138. This decline was driven by a decrease in consulting expenses, compensation expenses, professional fees, and office, travel, and general expenses.

Consulting

Consulting expenses decreased from $128,471 to $7,646. This decrease was driven by a decline in licensing and marketing activity.

Compensation

Compensation expenses decreased from $224,170 to $153,800. Compensation was higher in March 2021 due to the issuance of stock-based compensation.

Professional Fees

Professional fees decreased from $84,168 to $26,601. This decrease was driven by a decline in cannabis licensing projects.

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

On September 10, 2020, Hero Technologies Inc. formed the company Blackbox Technologies and Systems LLC and entered into an operating agreement. The name was subsequently changed to Blackbox Systems and Technologies LLC. The Blackbox project consists of environmental growth chambers for the cultivation of large flowering plants based on aeroponic technology. On November 3, 2020, the Company purchased Veteran Hemp Co., which operates an international retail and wholesale online store selling cannabis and cannabidiol. On November 4, 2020, the Company purchased a www.highlrelaxing.com and began selling CBD topicals and rubs under the name “Highly Relaxing”. Today, Hero Technologies Inc. is a cannabis company with a vertically integrated business model and plan that includes cannabis genetic engineering, farmland for medical and recreational cannabis cultivation, production licenses, distribution licenses, consumer packaging, retail operations and dispensaries. The Company focuses on two principal segments of the cannabis industry, (i) cultivation and (ii) the dispensary business model, including combinations. The Company is an expanding vertically integrated, cannabis operator, focusing on high-growth markets. Hero Technologies Inc. pairs premier seed genetics and growing techniques, with plans to utilize and expand its growing technology/techniques to all its facilities and operations. The Company’s business model includes cultivation, licensing operations, processing operations, processing facilities, sale of products, brand creation, and technology development.

Capital Resources and Liquidity

Overview

Since our inception, we have recognized limited revenue from our core cannabis operations and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product from our planned aeroponic cultivation of cannabis, and we do not expect to generate revenue until completion of greenhouse buildouts. Since our inception through March 2022, we have funded our operations through proceeds from the sale of stock, borrowings on debt, and shares issued for service. We expect our existing cash and cash equivalents, together with the anticipated net proceeds from this offering, to enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future.

Our sources and (uses) of cash for the three months ended March 31, 2022 and 2021 are shown below:

	2022	2021
	$	$
Cash provided by (used in) operations	(52,940)	(246,409)
Cash received upon sale of subsidiary	-	-
Cash provided by (used in) investing activities	-	-
Cash provided by (used in) financing activities	-	270,000
Changes in exchange rates	-	-

Our material capital commitments for the three months ending March 31, 2022 are:

Description	Amount
(Include all amounts pertaining to Blackbox, cannabis licensing, pre-acquisition development, land acquisition construction, etc.)	$9,000,000

Operating Activities

During the year ended March 31, 2021, we used $246,409 of cash in operating activities. Cash used in operating activities reflected our net loss of $2,737,744, offset by operating assets and liabilities of $29,796. There were non-cash charges of approximately 2,409,510. The primary use of cash was to fund our operations related to compensation.

During the three months ended March 31, 2022, we used $52,940 of cash in operating activities. Cash used in operating activities reflected our net loss of $245,969 and a net decrease of $21,475 in our operating assets and liabilities. The primary use of cash was to fund our operations related to compensation expenses, consulting expenses, and professional fees.

Investing Activities

During the three months ended March 31, 2021 we used $2,737,744 in non-cash investing activities. During the three months ended March 31, 2022, we received $0 for investing activities.

Financing Activities

During the three months ended March 31, 2021, financing activities provided $270,000 for proceeds from the sale of stock. During the three months ended March 31, 2022, we received $0 from financing activities.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Inventory

Inventory is valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower.

Long-Lived Assets

The Company applies the provisions of ASC Topic 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Going Concern

Our net losses through December 31, 2021 raise some or substantial doubt about the Company’s ability to continue as a going concern.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company does not believe the adoption of ASU 2017-04 had any material impact on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

PART II

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On September 15, 2021, the Company issued 875,000 shares to Topline Holdings, Inc. at $0.001 per share.

On October 1, 2021, the Company issued 750,000 shares to Konkler Enterprises LLC at $0.0667 per share.

On October 11, 2021, the Company issued 300,000 shares to Chesapeake Group, Inc. at $0.001 per share.

On October 13, 2021, the Company issued 632,912 shares to North Equities Corporation at $0.001 per share.

On December 14, 2021, the Company issued 500,000 shares to Henry Leo Staples Jr. at $0.01 per share.

On January 19, 2022, the Company issued 330,000 shares to Juddah Holdings LLC at $0.06 per share.

On February 5, 2022, the Company issued 600,000 shares to Jack Becker at $0.05 per share.

On March 15, 2022, the Company issued 2,000,000 shares to Topline Holdings Inc at $0.051 per share.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Articles of Incorporation, as amended *
3.2	Bylaws *
10.2	Advisory and Consulting Agreement with Gina Serkasevich *
21.1	Subsidiaries *
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________________

* Incorporated by reference to the same

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERO TECHNOLOGIES, INC.

DATED: May 16, 2022	By:	/s/ Gina Serkasevich
Gina Serkasevich, Principal Executive,
Financial and Accounting Officer

