Form 10-Q
period 2022-06-30
Hero Technologies Inc.
filed 2022-08-15
CIK 1324736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 8, 2022 was 447,907,000 shares

HERO TECHNOLOGIES, INC

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

PART I – Financial Information

Item 1 – Financial Statements

HERO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS

Current Assets:
Cash	$189,684	$174,477
Prepaid expenses	13,124	5,500
Accounts receivable	620	620
Total current assets	203,428	180,597

Non-current Assets
Property and equipment, net of accumulated depreciation	5,323	6,313
Total Non-current assets	5,323	6,313
Total Assets	$208,751	$186,910

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$53,698	$32,904
Loans payable, current portion - related party	200,000	169,588
Total current liabilities	253,698	202,492

Total Liabilities	253,698	202,492

STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized:
10,000,000 preferred shares, par value $0.001 per share
950,000,000 common shares, par value $0.001 per share
Issued and outstanding:
1,000,000 preferred shares at June 30, 2022 (1,000,000 at 2021)	1,000	1,000
447,907,000 common shares at June 30, 2022 (442,977,000 at 2021)	447,907	442,977
Additional paid-in capital	38,710,779	38,461,909
Stock Payable	27,970	27,970
Non-controlling Interest	(98,996)	(93,328)
Accumulated deficit	(39,133,607)	(38,856,110)
Total stockholders’ equity (deficit)	(44,947)	(15,582)
Total Liabilities and Stockholders’ Equity (Deficit)	$208,751	$186,910

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue
Sales	$-	$-	$-	$1,885
Cost of Goods Sold	-	-	-	5,531
Gross Margin	-	-	-	(3,646)

Expenses:
Consulting	7,848	132,095	15,494	260,566
Compensation expense	-	22,170	153,800	246,340
Office, travel, and general	21,196	48,881	40,790	118,176
Professional Fees	7,759	55,098	34,360	139,266
Depreciation	496	395	992	956
Total expenses	(37,298)	(258,639)	(245,436)	(765,304)

Other income (expense)
Gain (loss) on share conversion	-	-	-	(2,218,382)
Interest income	183	-	183	-
Interest expense	(81)	(416)	(37,912)	(9,467)
Total other income (expense)	102	(416)	(37,729)	(2,227,849)

Net Loss	(37,196)	(259,055)	(283,165)	(2,996,799)
Non-controlling interest in (income) loss of consolidated subsidiaries	5,295	64,899	5,668	64,899
Net loss attributable to the company	(31,901)	(194,156)	(277,497)	(2,931,900)

Weighted Average Number of Basic and Diluted Common Shares Outstanding	446,654,243	440,119,088	445,296,337	418,236,909
Basic and Diluted Net Loss Per Common Share	$0.00	$0.00	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares		Preferred Shares		Additional Paid-in	Stock	Non- Controlling	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Interest	(Loss)	Deficit	(Deficit)
Balance, January 1, 2021	357,095,087	$357,095	1,000,000	$1,000	$33,206,878	149,647	$-	$-	$(35,436,489)	$(1,721,869)
Investment Units issued for cash at $.024 per unit	11,267,424	11,268			258,732	-	-			270,000
Issued for services	850,000	850	-	-	53,250	-	-	-	-	54,100
Common Stock – Related party compensation	4,928,775	4,929			314,116	-	-			319,045
Common Stock – debt conversion, related party	65,285,714	65,285	-	-	4,449,981	-	-	-	-	4,515,266
Shares issued as inducement for borrowing $0.0667 per unit	750,000	750	-	-	60,075	-	-	-	-	60,825
Shares to be issued for acquisition	2,800,000	2,800	-	-	118,977	(121,677)	-	-	-	-
Non-Controlling Interest	-	-	-	-	-	-	(93,328)	-	-	(93,328)
Net Loss						-	-		(3,419,621)	(3,419,621)
Balance, December 31, 2021	442,977,000	442,977	1,000,000	1,000	38,461,909	27,970	(93,328)	-	(38,856,110)	(15,582)
Investment units issued for cash at $0.05 per unit	2,000,000	2,000	-	-	98,000	-	-			100,000
Issued for services	930,000	930			48,870	-	-			49,800
Common Stock – related party compensation	2,000,000	2,000	-	-	102,000	-	-			104,000
Non-Controlling Interest						-	(5,668)			(5,668)
Net Loss	-	-	-	-		-	-		(277,497)	(277,497)
Balance, June 30, 2022	447,907,000	447,907	1,000,000	1,000	38,710,779	27,970	(98,996)	-	(39,133,607)	(44,947)

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021

OPERATING ACTIVITIES:
Net loss attributable to Hero Technologies Inc.	$(277,497)	$(2,931,900)
Non-controlling interest in income (loss) of consolidated subsidiaries	$(5,668)	$(64,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	153,800	236,295
Interest expense	37,729	-
Loss from conversion of debt to common stock	-	2,227,433
Depreciation expense	991	956
Change in operating assets and liabilities:
Prepaid expenses	(7,625)	44,252
Accounts payable and accrued liabilities	13,477	(590)
Accounts receivable	-	(980)
Inventory	-	5,531
Cash used in operating activities	(84,793)	(483,486)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	100,000	270,000
Cash provided by financing activities	100,000	270,000

NET INCREASE (DECREASE) IN CASH	15,207	(213,486)

CASH, BEGINNING OF YEAR	174,477	437,126

CASH, END OF YEAR	$189,684	$223,640

NON-CASH INVESTING ACTIVITIES
Liabilities settled with common stock, related party, investments	$-	2,287,833
Shares issued from stock payable	$-	121,677

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company determined there was no need for a reserve at the end of June 30, 2022. The total accounts receivable was $620 at the end of June 30, 2022 and $0 at the end of December 31, 2021.

Inventories

Inventories primarily consist of cannabis merchandise and are stated at the lower of cost or market. Value at June 30, 2022 was $0. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory.  As at December 31, 2021, the Company determined that the inventory on hand be impaired as their focus remains on cultivation and sale of their own product.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight- line method over the estimated useful lives of the assets, ranging from three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the life of the lease or the useful lives of the assets, whichever is shorter. The cost and related accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reported as current period income or expense. The costs of repairs and maintenance are expensed as incurred. The company purchased $2,331 of assets and acquired $6,030 through its acquisitions in 2020. The total value of property and equipment at June 30, 2022 is $5,322. and $6,313 at December 31, 2021.

	Asset Purchase Price	Accumulated Depreciation
Furniture and Fixtures 5-7 Years	$6,030	$(1,808)
Computer Equipment and Software 3-5 Years	2,331	(1,230)

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

Cash, Cash Equivalents and the Fair Value of Financial Instruments

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash totaled $189,684 and $174,477 at June 30, 2022 and December 31, 2021, respectively. The Company is exposed to a concentration of credit risk with respect to its cash deposits. The Company places cash deposits with highly rated financial institutions in the United States. At times, cash balances held in financial institutions may be in excess of insured limits. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risks is more than normal.

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

In accordance with ASC Topic 820, valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types: market approach, income approach and cost approach. The Company had no outstanding securities at June 30, 2022.

The following table presents the classification of the securities by level at June 30, 2022:

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

Other Comprehensive Income (Loss)

The Company reports and displays comprehensive income and loss and its components in the consolidated financial statements. For the periods ended June 30, 2022 and December 31, 2021, the only components of comprehensive income were foreign currency translation adjustments.

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

3.  ACQUISITIONS

The Company formed Blackbox Technologies and Systems LLC in September 10, 2020. Blackbox Technologies and Systems LLC has been renamed Blackbox Systems and Technologies LLC. The Company acquired all of Marc Kasabasic and Hank Pielack’s aeroponic system process, procedures, and all associated intellectual property and know how. The Blackbox project consists of environmental growth chambers for the cultivation of large cannabis flowering plants based on aeroponic technology. The Company has a 51% equity interest in Blackbox Technologies and Systems. LLC. The address of Blackbox Technologies and Systems is 8 The Green Suite 4000, Dover, DE 19901. Blackbox Technologies and Systems can be contacted at info@blackboxsystemsllc.com. The total expenditures as at Jume 30, 2022 is $194,625.

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

4.  RELATED PARTY TRANSACTIONS

Interest to related parties is $15,000 at June 30, 2022 compared to $7,500 at December 31, 2021

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

On December 31, 2020, the Company issued 100,000,000 shares of restricted stock to Dark Alpha Capital LLC in a private offering in exchange for $1,000 cash. Dark Alpha Capital serves as the Company’s advisor on operations, finance, legal matters, and business development, including acquisitions. The value of the shares on December 31, 2020 was $5,300,000.

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

In 2021, the Company issued 4,295,863 to related parties for compensation valued at $269,045. As at June 30, 2022 the Company has issued 2,000,000 shares to related parties for compensation valued at $104,000.

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

On June 27, 2022, the Company sold 2,000,000 shares of common stock to an unrelated accredited investor. The shares were sold at a price of $0.05 per share. Proceeds from the private placement totaled $100,000. The entire $100,000 was paid in cash.

6.  NON-CONTROLLLING INTEREST

Non-controlling interest in loss of consolidated subsidiaries was $5,295 and $5,669 for three and six months respectively. The loss from non-controlling interest resulted in the legal and early construction expenses related to Blackbox Technologies and Systems Inc.’s commencement of the Michigan growth facility. The Company has a 51% equity interest in Blackbox Technologies and Systems. LLC. Blackbox Technologies and Systems, LLC.

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

8. PREPAIDS

Prepaids consisted primarily of OTC annual fees totaling $13,124 and $5,500 for June 30, 2022 and December 31, 2021 respectively.

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

10. SUBSEQUENT EVENTS

On July 7, 2022 the Company entered into a land contract to purchase a parcel of land in Michigan for $600,000.  The Company is required to pay $75,000 down with the remaining $525,000 at an interest rate of 4.57% to be paid in full in 5 years.

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

•	We have funded our operations primarily through issuance of shares for services and proceeds from sale of stock.
•	Our net loss was $2,931,900 for the six months ended June 30, 2021, and $277,497 for the six months ended June 30, 2022.
•	As of June 30, 2022, we had an accumulated deficit of $39,133,607.
•	Our primary use of cash is to fund operating expenses, which consist primarily of compensation expenses, consulting expenses, and general and administrative expenditures.

As of June 30, 2022, only Veteran Hemp Co. has generated any revenue.

Material changes in our Statement of Operations for the periods shown below compared to the prior periods are discussed below:

Six months ended June 30, 2022

Item	Increase (I) or Decrease (D)	Reason
Consulting Expense	D	Decreased activity in cannabis licensing
Impairment of Intangibles	-	No change
Compensation Expense	D	Decreased due to a decline in the issuance of stock-based compensation
Office, Travel and General	D	Decreased activity due to a decline in travel
Professional Fees	D	Decreased activity due to a decline in cannabis licensing

Factors that will most significantly affect future operating results will be:

•	Funding for construction of greenhouses in Michigan under Blackbox
•	Timing related to construction and actual production of cannabis
•	Wholesale cannabis prices in the state of Michigan

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Results of Operations

Comparison of Results of Operations for the Six Months Ended June 30, 2022 and June 30, 2021.

	Year ended
	June 30,	June 30,
	2022	2021
Sales	$-	1,885
Cost of goods sold	-	5,531
Gross profit	-	(3,646)
Operating Expenses
Consulting	15,494	260,566
Compensation	153,800	246,340
Office, travel, general	40,790	118,176
Professional fees	34,360	139,266
Other	992	956
Total Operating Expenses	(245,436)	(765,304)
Other income (expense), net	(37,729)	(2,227,849)
Net loss	$(283,165)	$(2,996,799)

Revenue and Cost of Goods Sold

Sales decreased by $1,885 for the six months ended June 30, 2022. This is a decrease from June 2021, in which the sales totaled $1,885. Cost of goods sold similarly decreased by $5,531.

Operating Expenses

Operating expenses decreased from $765,304 to $245,436. This decline was driven by a decrease in consulting expenses, compensation expenses, professional fees, and office, travel, and general expenses.

Consulting

Consulting expenses decreased from $260,566 to $15,494. This decrease was driven by a decline in licensing and marketing activity.

Compensation

Compensation expenses decreased from $246,340 to $153,800. Compensation was higher in June 2021 due to the issuance of stock-based compensation.

Professional Fees

Professional fees decreased from $139,266 to $34,360. This decrease was driven by a decline in cannabis licensing projects.

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

Capital Resources and Liquidity

Overview

Since our inception, we have recognized limited revenue from our core cannabis operations and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product from our planned aeroponic cultivation of cannabis, and we do not expect to generate revenue until completion of greenhouse buildouts. Since our inception through June 2022, we have funded our operations through proceeds from the sale of stock, borrowings on debt, and shares issued for service. We expect our existing cash and cash equivalents, together with the anticipated net proceeds from this offering, to enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future.

Our sources and (uses) of cash for the three months ended June 30, 2022 and 2021 are shown below:

	2022	2021
	$	$
Cash provided by (used in) operations	(84,793)	(483,486)
Cash received upon sale of subsidiary	-	-
Cash provided by (used in) investing activities	-	-
Cash provided by (used in) financing activities	100,000	270,000
Changes in exchange rates	-	-

Our material capital commitments for the six months ending June 30, 2022 are:

Description	Amount
(Include all amounts pertaining to Blackbox, cannabis licensing, pre-acquisition development, land acquisition construction, etc.)	$9,000,000

Operating Activities

During the six months ended June 30, 2021, we used $246,486 of cash in operating activities. Cash used in operating activities reflected our net loss of $2,931,900, offset by operating assets and liabilities of $2,512,897. There were non-cash charges of approximately $0. The primary use of cash was to fund our operations related to compensation.

During the six months ended June, 2022, we used $84,793 of cash in operating activities. Cash used in operating activities reflected our net loss of $277,497, offset by operating assets and liabilities of $198,372. The primary use of cash was to fund our operations related to compensation expenses, consulting expenses, and professional fees.

Investing Activities

During the six months ended June 30, 2021 we used $0 in non-cash investing activities. During the six months ended June 30, 2022, we received $0 for investing activities.

Financing Activities

During the six months ended June 30, 2021, financing activities provided $270,000. During the six months ended June 30, 2022, we received $100,000 from financing activities.

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

On December 14, 2021, the Company issued 500,000 shares to Henry Leo Staples Jr. at $0.01 per share.

On January 19, 2022, the Company issued 330,000 shares to Juddah Holdings LLC at $0.06 per share.

On February 5, 2022, the Company issued 600,000 shares to Jack Becker at $0.05 per share.

On March 15, 2022, the Company issued 2,000,000 shares to Topline Holdings Inc at $0.051 per share.

On June 27, 2022, the Company issued 2,000,000 shares to an unrelated accredited investor at $0.05 per share.

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

HERO TECHNOLOGIES, INC.

Dated: August 15, 2022	By:	/s/ Gina Serkasevich
Gina Serkasevich
Principal Executive, Financial and Accounting Officer

