Form 10-Q
period 2022-09-30
Hero Technologies Inc.
filed 2022-11-14
CIK 1324736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 3, 2022 was 451,623,000 shares

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

PART I – Financial Information

Item 1 – Financial Statements

HERO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS

Current Assets:
Cash	$128,629	$174,477
Prepaid expenses	9,844	5,500
Accounts receivable	620	620
Total current assets	139,093	180,597

Non-current Assets
Property and equipment, net of accumulated depreciation	4,827	6,313
Total Non-current assets	4,827	6,313
Total Assets	$143,920	$186,910

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$62,266	$32,904
Loans payable, current portion - related party	200,000	169,588
Total current liabilities	262,266	202,492

Total Liabilities	262,266	202,492

STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized:
10,000,000 preferred shares, par value $0.001 per share
950,000,000 common shares, par value $0.001 per share
Issued and outstanding:
1,000,000 preferred shares at September 30, 2022 (1,000,000 at 2021)	1,000	1,000
450,623,000 common shares at September 30, 2022 (442,977,000 at 2021)	450,623	442,977
Additional paid-in capital	38,801,893	38,461,909
Stock Payable	27,970	27,970
Non-controlling Interest	(108,221)	(93,328)
Accumulated deficit	(39,291,611)	(38,856,110)
Total stockholders’ equity (deficit)	(118,346)	(15,582)
Total Liabilities and Stockholders’ Equity (Deficit)	$143,920	$186,910

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue
Sales	$-	$-	$-	$1,885
Cost of Goods Sold	-	-	-	5,531
Gross Margin	-	-	-	(3,646)

Expenses:
Consulting	15,579	96,357	31,073	356,923
Compensation expense	93,830	63,000	247,630	309,340
Office, travel, and general	24,025	22,370	64,815	140,546
Professional Fees	33,300	16,837	67,660	156,103
Depreciation	495	560	1,487	1,516
Total expenses	(167,229)	(199,124)	(412,665)	(964,428)

Other income (expense)
Gain (loss) on share conversion	-	-	-	(2,218,382)
Interest income	-	-	183	-
Interest expense	-	(416)	(37,912)	(9,051)
Total other income (expense)	-	(416)	(37,729)	2,227,433

Net Loss	$(167,229)	$(198,708)	$(450,394)	$(3,195,507)
Non-controlling interest in (income) loss of consolidated subsidiaries	9,225	16,523	14,893	81,422
Net loss attributable to the company	$(158,004)	$(182,185)	$(435,501)	$(3,114,085)

Weighted Average Number of Basic and Diluted Common Shares Outstanding	447,127,087	440,561,751	446,338,201	425,760,299
Basic and Diluted Net Loss Per Common Share	$0.00	$0.00	$0.00	$0.01

HERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares		Preferred Shares		Additional Paid-In	Stock		Non-Controlling	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Payable		Interest	(Loss)	Deficit	(Deficit)
Balance, January 1, 2021	357,095,087	$357,095	1,000,000	$1,000	$33,206,878	149,647		$-	$-	$(35,436,489)	$(1,721,869)
Investment Units issued for cash at $.024 per unit	11,267,424	11,268			258,732	-		-			270,000
Issued for services	850,000	850	-	-	53,250	-		-	-	-	54,100
Common Stock – Related party compensation	4,928,775	4,929			314,116	-		-			319,045
Common Stock – debt conversion, related party	65,285,714	65,285	-	-	4,449,981	-		-	-	-	4,515,266
Shares issued as inducement for borrowing $0.0667 per unit	750,000	750	-	-	60,075	-		-	-	-	60,825
Shares to be issued for acquisition	2,800,000	2,800	-	-	118,977	(121,677	) )	-	-	-	-
Non-Controlling Interest	-	-	-	-	-	-		(93,328)	-	-	(93,328)
Net Loss						-		-		(3,419,621)	(3,419,621)
Balance, December 31, 2021	442,977,000	442,977	1,000,000	1,000	38,461,909	27,970		(93,328)	-	(38,856,110)	(15,582)
Investment units issued for cash at $0.05 per unit	2,000,000	2,000	-	-	98,000	-		-			100,000
Issued for services	930,000	930			48,870	-		-			49,800
Common Stock – related party compensation	4,716,000	4,716	-	-	193,114	-		-			197,830
Non-Controlling Interest						-		(14,893)			(14,893)
Net Loss	-	-	-	-		-		-		(435,501)	(435,501)
Balance, September 30, 2022	450,623,000	450,623	1,000,000	1,000	38,801,893	27,970		(108,221)	-	(39,291,611)	(118,346)

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021

OPERATING ACTIVITIES:
Net loss attributable to Hero Technologies Inc.	$(435,501)	$(3,114,085)
Non-controlling interest in income (loss) of consolidated subsidiaries	$(14,893)	$(81,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	247,630	299,295
Interest expense	37,729	-
Loss from conversion of debt to common stock	-	2,227,433
Depreciation expense	1,486	1,516
Change in operating assets and liabilities:
Prepaid expenses	(4,344)	45,626
Accounts payable and accrued liabilities	22,045	(111)
Accounts receivable	-	(980)
Inventory	-	5,531
Cash used in operating activities	(145,848)	(617,197)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	100,000	270,000
Cash provided by financing activities	100,000	270,000

NET INCREASE (DECREASE) IN CASH	(45,848)	(347,197)

CASH, BEGINNING OF YEAR	174,477	437,126

CASH, END OF YEAR	$128,629	$89,929

NON-CASH INVESTING ACTIVITIES
Liabilities settled with common stock, related party, investments	$-	2,287,833
Shares issued from stock payable	$-	121,677

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company determined there was no need for a reserve at the end of September 30, 2022. The total accounts receivable was $620 at the end of September 30, 2022 and $0 at the end of December 31, 2021.

Inventories

Inventories primarily consist of cannabis merchandise and are stated at the lower of cost or market. Value at September 30, 2022 was $0. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. As at December 31, 2021, the Company determined that the inventory on hand be impaired as their focus remains on cultivation and sale of their own product.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight- line method over the estimated useful lives of the assets, ranging from three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the life of the lease or the useful lives of the assets, whichever is shorter. The cost and related accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reported as current period income or expense. The costs of repairs and maintenance are expensed as incurred. The company purchased $2,331 of assets and acquired $6,030 through its acquisitions in 2020. The total value of property and equipment at September 30, 2022 is $4,827. and $6,313 at December 31, 2021.

	Asset Purchase Price	Accumulated Depreciation
Furniture and Fixtures 5-7 Years	$6,030	$(2,110)
Computer Equipment and Software 3-5 Years	2,331	(1,424)

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

Cash, Cash Equivalents and the Fair Value of Financial Instruments

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash totaled $128,629 and $174,477 at September 30, 2022 and December 31, 2021, respectively. The Company is exposed to a concentration of credit risk with respect to its cash deposits. The Company places cash deposits with highly rated financial institutions in the United States. At times, cash balances held in financial institutions may be in excess of insured limits. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risks is more than normal.

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

In accordance with ASC Topic 820, valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types: market approach, income approach and cost approach. The Company had no outstanding securities at September 30, 2022.

The following table presents the classification of the securities by level at September 30, 2022:

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

Investments

At September 30, 2022, the Company’s investments are stated at fair value. Any unrealized gains and losses on investments are included as component of income (loss) from continued operations. Realized gains and losses from sales on investments are recorded to income at the time of sale using specific identification method. Dividend income is recognized on the ex-dividend date and interest income is recognized on an accrual basis. Periodically, the investments are reviewed for other than temporary impairment, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 320, Investments – Debt and Equity Securities, and any losses determined to be other than temporary are realized and are included in other income (expense). The Company recognized an unrealized loss on its investments of $60,932 at December 31, 2020. This is related to 40,416,917 shares of Oilex stock at fair value of $0.004 stock price transferred to Holloman Value Holdings in 2020. The accrued interest of $231,317 was forgiven, assets consisting of cash at $32,350 and $52,510 fair value of Oilex shares, less outstanding payables totaling $25,201 as agreed upon, was transferred at the time of settlement and sale of the shell. The remaining related party amount of $171,478 was charged to donated capital.

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

Other Comprehensive Income (Loss)

The Company reports and displays comprehensive income and loss and its components in the consolidated financial statements. For the periods ended September 30, 2022 and December 31, 2021, the only components of comprehensive income were foreign currency translation adjustments.

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

3.  ACQUISITIONS

The Company formed Blackbox Technologies and Systems LLC in September 10, 2020. Blackbox Technologies and Systems LLC has been renamed Blackbox Systems and Technologies LLC. The Company acquired all of Marc Kasabasic and Hank Pielack’s aeroponic system process, procedures, and all associated intellectual property and know how. The Blackbox project consists of environmental growth chambers for the cultivation of large cannabis flowering plants based on aeroponic technology. The Company has a 51% equity interest in Blackbox Technologies and Systems. LLC. The address of Blackbox Technologies and Systems is 8 The Green Suite 4000, Dover, DE 19901. Blackbox Technologies and Systems can be contacted at info@blackboxsystemsllc.com. The total expenditures as at September 30, 2022 is $220,860.

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

4.  RELATED PARTY TRANSACTIONS

Interest to related parties is $15,000 at September 30, 2022 compared to $7,500 at December 31, 2021

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

On September 09, 2022, the Company issued Topline Holdings Inc 2,000,000 shares of restricted common stock in consideration for advisor and managerial services at a fair value of $66,000 at a stock price of $0.033.

On September 5, 2022, the Company issued 550,000 shares of restricted common stock to Jack Becker in consideration for consulting services. The shares were priced at $0.034. at a fair value of $18,700.

On September 27, 2022, the Company issued 166,000 shares of restricted common stock to Richard Bowersock in consideration for consulting services. The shares were priced at $0.055. at a fair value of $9,130.

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

On September 09, 2022, the Company issued Topline Holdings Inc 2,000,000 shares of restricted common stock in consideration for advisor and managerial services at a fair value of $66,000 at a stock price of $0.033.

On September 5, 2022, the Company issued 550,000 shares of restricted common stock to Jack Becker in consideration for consulting services. The shares were priced at $0.034. at a fair value of $18,700.

On September 27, 2022, the Company issued 166,000 shares of restricted common stock to Richard Bowersock in consideration for consulting services. The shares were priced at $0.055. at a fair value of $9,130.

6.  NON-CONTROLLLING INTEREST

Non-controlling interest in loss of consolidated subsidiaries was $9,225 and $14,983 for three and nine months respectively. The loss from non-controlling interest resulted in the legal and early construction expenses related to Blackbox Technologies and Systems Inc.’s commencement of the Michigan growth facility. The Company has a 51% equity interest in Blackbox Technologies and Systems. LLC. Blackbox Technologies and Systems, LLC.

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

8. PREPAIDS

Prepaids consisted primarily of OTC annual fees totaling $9,844 and $5,500 for September 30, 2022 and December 31, 2021 respectively.

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

10.  SUBSEQUENT EVENTS

On November 2, 2022, the Company issued 1,000,000 shares of restricted common stock to David Graham in consideration for consulting services. The shares were priced at $0.02. at a fair value of $20,000.

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

•	We have funded our operations primarily through issuance of shares for services and proceeds from sale of stock.
•	Our net loss was $ 3,195,507 for the nine months ended September 30, 2021, and $ 450,394 for the nine months ended September 30, 2022.
•	As of September 30, 2022, we had an accumulated deficit of $ 39,291,611.
•	Our primary use of cash is to fund operating expenses, which consist primarily of compensation expenses, consulting expenses, and general and administrative expenditures.

As of September 30, 2022, only Veteran Hemp Co. has generated any revenue.

Material changes in our Statement of Operations for the periods shown below compared to the prior periods are discussed below:

Nine months ended September 30, 2022

Item	Increase (I) or Decrease (D)	Reason
Consulting Expense	D	Decreased activity in cannabis licensing
Impairment of Intangibles	-	No change
Compensation Expense	D	Decreased due to a decline in the issuance of stock-based compensation
Office, Travel and General	D	Decreased activity due to a decline in travel
Professional Fees	D	Decreased activity due to a decline in cannabis licensing

Factors that will most significantly affect future operating results will be:

•	Funding for construction of greenhouses in Michigan under Blackbox
•	Timing related to construction and actual production of cannabis
•	Wholesale cannabis prices in the state of Michigan

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Results of Operations

Comparison of Results of Operations for the Nine Months Ended September 30, 2022 and September 30, 2021.

	Nine months ended
	September 30,	September 30,
	2022	2021
Sales	$-	1,885
Cost of goods sold	-	5,531
Gross profit	-	(3,646)
Operating Expenses
Consulting	31,073	356,923
Compensation	247,630	309,340
Office, travel, general	64,815	140,546
Professional fees	67,660	156,103
Other	1,487	1,516
Total Operating Expenses	(412,665)	(964,428)
Other income (expense), net	(37,729)	(2,227,433)
Net loss	$(450,394)	$(3,195,507)

Revenue and Cost of Goods Sold

Sales decreased by $1,885 for the nine months ended September 30, 2022. This is a decrease from September 2021, in which the sales totaled $1,885. Cost of goods sold similarly decreased by $5,531.

Operating Expenses

Operating expenses decreased from $964,428 to $412,665. This decline was driven by a decrease in consulting expenses, compensation expenses, professional fees, and office, travel, and general expenses.

Consulting

Consulting expenses decreased from $356,923 to $31,073. This decrease was driven by a decline in licensing and marketing activity.

Compensation

Compensation expenses decreased from $309,340 to $247,630. Compensation was higher in September 2021 due to the issuance of stock-based compensation.

Professional Fees

Professional fees decreased from $156,103 to $67,660. This decrease was driven by a decline in cannabis licensing projects.

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

Capital Resources and Liquidity

Overview

Since our inception, we have recognized limited revenue from our core cannabis operations and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product from our planned aeroponic cultivation of cannabis, and we do not expect to generate revenue until completion of greenhouse buildouts. Since our inception through September 2022, we have funded our operations through proceeds from the sale of stock, borrowings on debt, and shares issued for service. We expect our existing cash and cash equivalents, together with the anticipated net proceeds from this offering, to enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future.

Our sources and (uses) of cash for the nine months ended September 30, 2022 and 2021 are shown below:

	2022	2021
	$	$
Cash provided by (used in) operations	(145,848)	(617,197)
Cash received upon sale of subsidiary	-	-
Cash provided by (used in) investing activities	-	2,409,510
Cash provided by (used in) financing activities	100,000	270,000
Changes in exchange rates	-	-

Our material capital commitments for the nine months ending September 30, 2022 are:

Description	Amount
(Include all amounts pertaining to Blackbox, cannabis licensing, pre-acquisition development, land acquisition construction, etc.)	$9,000,000

Operating Activities

During the nine months ended September 30, 2021, we used $617,197 of cash in operating activities. Cash used in operating activities reflected our net loss of $3,195,507, offset by operating assets and liabilities of $2,512,897. There were non-cash charges of approximately $0. The primary use of cash was to fund our operations related to compensation.

During the nine months ended September 2022, we used $145,848 of cash in operating activities. Cash used in operating activities reflected our net loss of $450,394, offset by operating assets and liabilities of $198,372. The primary use of cash was to fund our operations related to compensation expenses, consulting expenses, and professional fees.

Investing Activities

During the nine months ended September 30, 2021 we used $0 in non-cash investing activities, primarily due to liabilities settled with common stock. During the nine months ended September 30, 2022, we received $0 for investing activities.

Financing Activities

During the nine months ended September 30, 2021, financing activities provided $270,000. During the nine months ended September 30, 2022, we received $100,000 from financing activities.

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

On September 09, 2022, the Company issued 2,000,000 shares to Topline Holdings Inc at $0.033 per share.

On September 5, 2022, the Company issued 550,000 shares to Jack Becker at $0.034 per share.

On September 27, 2022, the Company issued 166,000 shares to Richard Bowersock at $0.055 per share.

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

HERO TECHNOLOGIES, INC.

DATED: November 14, 2022	By:	/s/ Gina Serkasevich
Gina Serkasevich, Principal Executive,
Financial and Accounting Officer

