Form 10-Q/A
period 2022-09-30
Hero Technologies Inc.
filed 2022-12-01
CIK 1324736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No.1)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-52419

HERO TECHNOLOGIES, INC
(Exact name of registrant as specified in its charter)

Nevada	77-0643398
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8 The Green Suite 4000, Dover, DE 19901

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (302) 538-4165

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 28, 2022 was 454,339,000  shares

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

.”

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

HERO TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021

OPERATING ACTIVITIES:
Net loss attributable to Hero Technologies Inc.	$(435,501)	$(3,114,085)
Non-controlling interest in income (loss) of consolidated subsidiaries	$(14,893)	$(81,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	247,630	299,295
Interest expense	37,729	-
Loss from conversion of debt to common stock	-	2,227,433
Depreciation expense	1,486	1,516
Change in operating assets and liabilities:
Prepaid expenses	(4,344)	45,626
Accounts payable and accrued liabilities	22,045	(111)
Accounts receivable	-	(980)
Inventory	-	5,531
Cash used in operating activities	(145,848)	(617,197)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	100,000	270,000
Cash provided by financing activities	100,000	270,000

NET INCREASE (DECREASE) IN CASH	(45,848)	(347,197)

CASH, BEGINNING OF PERIOD	174,477	437,126

CASH, END OF PERIOD	$128,629	$89,929

NON-CASH INVESTING ACTIVITIES
Liabilities settled with common stock, related party, investments	$-	2,287,833
Shares issued from stock payable	$-	121,677

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS

Hero Technologies Inc. (the “Company”), was incorporated in the State of Nevada on May 14, 2004. The Company plans to be a vertically-integrated cannabis company with cultivation, processing and dispensary operations. The Company’s business plan includes cannabis genetics engineering, farmland for both medical and recreational cannabis cultivation, production licenses, distribution licenses, consumer packaging and retail operations, and dispensaries that make the company a Multi-State Operator (MSO).

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States (“US GAAP”) which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated sufficient operating revenues and has funded its operations through the issuance of capital stock and third party loans.

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

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation have been included.

Accounts Receivable

Accounts receivable consist of trade receivables and are carried at their estimated collectible amounts.

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company determined there was no need for a reserve at the end of September 30, 2022. The total accounts receivable was $620 at September 30, 2022 and $620 as of December 31, 2021

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight- line method over the estimated useful lives of the assets, ranging from three to seven years. The cost and related accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reported as current period income or expense. The costs of repairs and maintenance are expensed as incurred. The total value of property and equipment at September 30, 2022 is $4,827. and $6,313 at December 31, 2021

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

Revenue Recognition

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

Cash, Cash Equivalents

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

Recently Adopted Accounting Pronouncements

The Company does not believe the adoption of any recent accounting pronouncements will have any material impact on its consolidated financial statements.

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

The Company also purchased a website and business currently selling CBD topicals and rubs under the name “Highly Relaxing”. Hero Technologies will retain the owner on a consulting basis to create and continue the manufacture of the topical rub for the Company and to continue operations. In exchange, the seller will receive 100,000 common shares for these services and $2.00 per topical can of rub sold. This is currently recorded as a stock payable at fair value of $4,350  at a stock price of $0.0435 on the agreement date.

	Shares	Fair Value

Initial shares. $0.0435	2,500,000	108,750
Earnout shares:
Belize contract	1,400,000	2,713
Online payment system	300,000	12,927
EBITDA	800,000	20,907

Total consideration		145,297

Assets Acquired:
Inventory		72,686
Equipment		6,030
Trademarks		37,700
Customer base		23,000
Goodwill		5,881
Total assets acquired		145,297

The Company impaired $5,881 of goodwill associated to Veteran Hemp Co. in 2021 since it was determined that the emphasis is on current and future growth under Hero Technologies Inc.

4.  RELATED PARTY TRANSACTIONS

Interest to related parties was $15,000 at September 30, 2022 compared to $7,500 at December 31, 2021

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

On September 9, 2022, the Company issued Topline Holdings Inc 2,000,000 shares of restricted common stock in consideration for advisor and managerial services at a fair value of $66,000 at a stock price of $0.033.

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

6.  NON-CONTROLLLING INTEREST

Non-controlling interest in loss of consolidated subsidiaries was $9,225 and $14,983 for the three and nine months ended September 30, 2022 respectively. The Company has a 51% equity interest in Blackbox Technologies and Systems. LLC.

7.  INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (H.R.1) (Tax Legislation) was signed into law, which resulted in significant changes to U.S. federal income tax law. We expect that these changes will positively impact future after-tax earnings in the U.S., primarily due to the lower federal statutory tax rate of 21% compared to 35%. The impact of the Tax Legislation may differ from the statements above due to, among other things, changes in interpretations and assumptions we have made and actions we may take as a result of the Tax Legislation. Additionally, guidance issued by the relevant regulatory authorities regarding the Tax Legislation may materially impact our financial statements. As additional guidance to the Tax Legislation is published in the form of Treasury Regulations and other IRS communications, we will monitor, assess, and determine the impact of these communications on our consolidated financial statements and operations. In addition to the Tax Legislation, we are continuing to monitor proposed regulations regarding the 163(j) Limitation on Deduction for Business Interest Expense. The Company expects the impact to its results of operations to be immaterial.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an early stage cannabis company. The company has a majority stake in BlackBox Systems and Technologies LLC. BlackBox is an aeroponic cannabis cultivation system that provides optimal conditions to enhance photosynthesis and cultivation of large flowering plants, creating increased efficiencies. The BlackBox project consists of environmental growth chambers for the cultivation of large flowering plants based on aeroponic technology. We own and operates HighlyRelaxing.com under Highly Relaxing LLC. The Company also operates VeteranHempCo.com after the acquisition of V Brokers LLC assets.

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

17

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

Our goal is to become a low-cost national or internationally branded cannabis company. Through cost measurement methods unused elsewhere by the industry, we will be able to measure costs of production by pound. With this information, we will target production costs of $150 to $350 per pound, and estimate selling cannabis at wholesale prices between $2,400 and $3,200. The end goal is to become a Multi-State Operator (MSO) that is fully integrated from seed to sale

Since our inception, we have devoted the majority of our resources to acquiring assets and subsidiaries, organizing and staffing our company, business planning and execution, and raising capital.

As of September 30, 2022, only Veteran Hemp Co. has generated any revenue.

Results of Operations

Material changes in our Statement of Operations for the periods shown below compared to the prior periods are discussed below:

Nine months ended September 30, 2022

Item	Increase (I) or Decrease (D)	Reason
Consulting Expense	D	Decreased activity in cannabis licensing
Compensation Expense	D	Decreased due to a decline in the issuance of stock-based compensation
Office, Travel and General	D	Decreased activity due to a decline in travel
Professional Fees	D	Decreased activity due to a decline in cannabis licensing

Factors that will most significantly affect future operating results will be:

•	Funding for construction of greenhouses in Michigan under Blackbox
•	Timing related to construction and actual production of cannabis
•	Wholesale cannabis prices in Michigan

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

On September 10, 2020, the Company formed Blackbox Technologies and Systems LLC and entered into an operating agreement. The name was subsequently changed to Blackbox Systems and Technologies LLC. The Blackbox project consists of environmental growth chambers for the cultivation of large flowering plants based on aeroponic technology. On November 3, 2020, the Company purchased Veteran Hemp Co., which operates an international retail and wholesale online store selling cannabis and cannabidiol. On November 4, 2020, the Company purchased a www.highlrelaxing.com and began selling CBD topicals and rubs under the name “Highly Relaxing”. We plan to be a cannabis company with a vertically integrated business model and plan that includes cannabis genetic engineering, farmland for medical and recreational cannabis cultivation, production licenses, distribution licenses, consumer packaging, retail operations and dispensaries. The Company’s business model includes cultivation, licensing operations, processing operations, processing facilities, sale of products, brand creation, and technology development.

Capital Resources and Liquidity

Overview

Since our inception, we have recognized limited revenue from our core cannabis operations and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product from our planned aeroponic cultivation of cannabis, and we do not expect to generate revenue until completion of greenhouse buildouts. Since our inception through September 30, 2022, we have funded our operations through proceeds from the sale of stock, borrowings on debt, and shares issued for service. We expect our existing cash and cash equivalents, together with the anticipated net proceeds from this offering, to enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future.

Our sources and (uses) of cash for the nine months ended September 30, 2022 and 2021 are shown below:

	2022	2021
	$	$
Cash provided by (used in) operations	(145,848)	(617,197)
Cash received upon sale of subsidiary	-	-
Cash provided by (used in) investing activities	-	2,409,510
Cash provided by (used in) financing activities	100,000	270,000
Changes in exchange rates	-	-

Our material capital commitments for the year ending September 30, 2023 are:

Description	Amount
(Cannabis licensing, pre-acquisition development, land acquisition, and construction of grow facilities)	$9,000,000

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

We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the cannabis industry and our core businesses, we are unable to estimate the amounts of capital expenditures and operating expenditures.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings and/or debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate the implementation of our business plans.

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

See Note 2 to the September 30, 2022 Financial Statements included as part of this report for a summary of our significant accounting policies.

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

Going Concern

Our net losses through September 30, 2022 raise some or substantial doubt about the Company’s ability to continue as a going concern.

Recent Accounting Pronouncements

The Company does not believe the adoption of any recent accounting pronouncements will have any material impact on its consolidated financial statements.

Competition

We face extreme competition from both larger, better-financed national brands as well as an ever-increasing number of boutique service providers in the cannabis industry. We currently track a large number of such providers in this space and are continually monitoring their progress and presence in the industry. We also track a large number of public companies that are either directly in or loosely involved in the cannabis industry.

Regulatory Considerations

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

As of the date of this report, 36 states and the District of Columbia allow its citizens to use Medical Marijuana. Additionally, 21 states and the District of Columbia have legalized cannabis for recreational use by adults. The state laws are in conflict with the Federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Biden Administration, if it follows Obama Administration policies, is not likely to use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the Administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the Federal Government’s enforcement of current federal laws could cause significant financial damage to us.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

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

Under the direction and with the participation of our management, including our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Principal Executive and Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

__________________

* Incorporated by reference to the same exhibit filed with the Company’s Registration Statement on Form S-1 (File # 333-261062)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERO TECHNOLOGIES, INC.

DATED: November 30, 2022	By:	/s/ Gina Serkasevich
Gina Serkasevich, Principal Executive,
Financial and Accounting Officer

