Form 10-K
period 2022-12-31
Hero Technologies Inc.
filed 2023-03-31
CIK 1324736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $19,933,965

The number of shares outstanding of the issuer’s common stock, $0.001 par value, as of March 22, 2023 was 458,692,444 shares.

HERO TECHNOLOGIES, INC

Annual Report on Form 10-K for the year ended December 31, 2022

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

On November 6, 2020, the Company acquired highlyrelaxing.com and subsequently formed Highly Relaxing LLC, an emerging Cannabidiol (“CBD”) therapeutic company located in Denver, CO that provides topical agents and other creams and products. As of December 31, 2022 Highly Relaxing has not generated revenue for the Company.

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

On November 4, 2020 the Company acquired all of the assets of V Brokers LLC dba as Veteran Hemp Co. Veteran Hemp Co. is a seller, broker and wholesaler of cannabidiol (“CBD”) products. The aggregate purchase price for the assets was 2,800,000 shares of the Company’s common stock plus the assumption of certain liabilities. According to the merger agreement, the Company assumed certain liabilities. However, there were no liabilities with respect to the Veteran Hemp Co. assets or assigned contracts. The Company did assume a $70 hosting fee as part of the acquisition of the website. The acquisition closed in November 2020. As of December 31, 2022 Veteran Hemp Co. has generated approximately $2000 in revenue.

Highly Relaxing LLC (the “Company”) is an emerging Cannabidiol (“CBD”) therapeutic company located in Denver, CO that has topical agents and other creams and products.

On December 6, 2022, the Company announced that it has closed on the purchase of a 10-acre property in Vassar Township, Michigan, The company plans to use the property for its cannabis business in the state, including indoor and outdoor growing, processing, wholesaling, and selling directly to consumers through dispensary operations. The transaction closed on December 5, 2022, at a purchase price of $600,000

Competition

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

On December 6, 2022, the Company announced that it has closed on the purchase of a 10-acre property in Vassar Township, Michigan, The company plans to use the property for its cannabis business in the state, including indoor and outdoor growing, processing, wholesaling, and selling directly to consumers through dispensary operations. The transaction closed on December 5, 2022, at a purchase price of $600,000, with the company making a $75,000 down payment (12.5% of the purchase price). The company received a favorable annual interest rate of 4.75%, with monthly interest-only payments permitted and additional payments applied against principal. Under the terms of the land contract, the company will pay off the loan's principal within five years.

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

	Closing Prices
	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2022:
Fourth Quarter	$0.05	0.02
Third Quarter	$0.06	$0.01
Second Quarter	$005	$0.01
First Quarter	$0.06	$0.03

FISCAL YEAR ENDED DECEMBER 31, 2021:
Fourth Quarter	$0.08	$0.03
Third Quarter	$0.09	$0.07
Second Quarter	$0.11	$0.04
First Quarter	$0.31	$0.05

FISCAL YEAR ENDED DECEMBER 31, 2020:
Fourth Quarter	$0.15	$0.02
Third Quarter	$0.07	$0.03
Second Quarter	$0.13	$0.02
First Quarter	$0.03	$0.02

As of December 31, 2022, we had 451,692,444 outstanding shares of common stock which were owned by approximately 2020 shareholders of record. Since some of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

On March 15, 2022, in a related-party transaction, the Company issued 2,000,000 shares of restricted common stock to Topline Holdings Inc in consideration for advisor and managerial services. The shares were priced at $0.052. at a fair value of $104,000.

On June 27, 2022, the Company sold 2,000,000 shares of common stock to an unrelated accredited investor. The shares were sold at a price of $0.05 per share. Proceeds from the private placement totaled $100,000. The entire $100,000 was paid in cash.

On September 09, 2022, in a related-party transaction, the Company issued Topline Holdings Inc 2,000,000 shares of restricted common stock in consideration for advisor and managerial services at a fair value of $66,000 at a stock price of $0.033.

On September 5, 2022, the Company issued 550,000 shares of restricted common stock to Jack Becker in consideration for consulting services. The shares were priced at $0.034. at a fair value of $18,700.

On September 27, 2022, in a related-party transaction, the Company issued 166,000 shares of restricted common stock to Richard Bowersock in consideration for consulting services. The shares were priced at $0.055. at a fair value of $9,130.

On November 1, 2022, the Company sold 1,000,000 shares of common stock to an unrelated accredited investor. The shares were sold at a price of $0.020 per share. Proceeds from the private placement totaled $20,000. The entire $20,000 was paid in cash.

On November 7, 2022, in a related-party transaction, the Company issued Marcin Drwila 69,444 shares of restricted common stock in consideration for consulting services at a fair value of $2,958 at a stock price of $0.043.

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

At present, Blackbox has satisfied the criteria for Step 1 Prequalification approval for a Class C medicinal-use cannabis license in Michigan. Similarly, Blackbox has also satisfied the criteria for a Step 1 Prequalification approval for a Class C adult-use Cannabis License. To earn a Step 1 Prequalification approval for both licenses, BlackBox had to provide detailed information to the Michigan Marijuana Regulatory Agency ("MRA") on its sources of capitalization, corporate officers, directors, major shareholders, insurance compliance, financial statements attested to by a certified public accountant, and undergo extensive background checks.

Blackbox has now begun the process for Step 2, which includes approval for a new medical marijuana facility to be built in Vassar, Michigan. Further, the Company has filed for approval from the Township of Vassar for one Class C Medicinal Use Cannabis License and one Class C Recreational Use Cannabis License conditioned on completing Step 2 with the MRA. In order to obtain Vassar's approval, Blackbox has to provide site specific information, advise Vassar of its facility construction documents, business plan, security arrangements, sanitation plan, and revenue projections. Final approval and licensing for both medicinal and adult-use licenses will occur upon completion of a Vassar greenhouse, obtaining a Certificate of Occupancy, and a final MRA inspection. Project costs for development of the Vassar property are now estimated at approximately $8.94 million. The company does not have the ability to fully fund the project; however, the company is diligently working to obtain the necessary financing to move forward with the project. Once the greenhouse facility is constructed, the company will submit a Step 2 application, which entails having the newly constructed facility inspected by the Bureau of Fire Services within 60 days after the Step 2 application is submitted. Failure to pass an inspection by the BFS within 60 days may result in the denial of the license. Blackbox is also required, by the MRA, to disclose the sources and total amount of capitalization that is required to operate and maintain a proposed marijuana facility. For a Class C license, Blackbox is required to show that they have $500,000 available to operate and maintain the facility. Completing the Step 2 process will allow the company to proceed with the cultivation of cannabis in Michigan.

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

•	We have funded our operations primarily through issuance of shares for services and proceeds from sale of stock.
•	Our net loss was $541,583 for the year ended December 31, 2022, and $3,419,621 for the year ended December 31, 2021.
•	As of December 31, 2022, we had an accumulated deficit of $39,397,693.
•	Our primary use of cash is to fund operating expenses, which consist primarily of compensation expenses, consulting expenses, and general and administrative expenditures.

As of December 31, 2022, the Company has not generated any revenue.

Material changes in our Statement of Operations for the periods shown below compared to the prior periods are discussed below:

Year ended December 31, 2022

Item	Increase (I) or Decrease (D)	Reason
Consulting Expense	D	Less activity in cannabis licensing
Impairment of Intangibles	D	Decreased due to less investment in cannabis assets
Compensation Expense	D	Decreased due to a decline in the issuance of stock-based compensation
Office, Travel and General	D	Decreased activity due to a decline in travel
Professional Fees	D	Legal fees associated with obtaining a Michigan cannabis license were paid in 2021.

Factors that will most significantly affect future operating results will be:

•	Funding for construction of greenhouses in Michigan under Blackbox
•	Timing related to construction and actual production of cannabis
•	Wholesale cannabis prices in the state of Michigan

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2022 and December 31, 2021.

	Year ended
	December 31,	December 31,
	2022	2021
Sales	$-	1,525
Cost of goods sold	-	72,686
Gross profit	-	(71,161)
Operating Expenses
Consulting	60,539	421,908
Compensation	250,588	383,190
Office, travel, general	81,547	163,810
Professional fees	112,323	199,605
Other	1,983	7,929
Total Operating Expenses	(506,980)	(1,176,442)
Other income (expense), net	(60,849)	(2,265,346)
Net loss	$(567,829)	$(3,512,949)

Revenue and Cost of Goods Sold

Sales decreased by $1,525 for the year ended December 31, 2022. This is a slight decrease from the year 2021, in which the sales totaled $1,525. Cost of Goods sold similarly decreased by $72,686.

Operating Expenses

Operating expenses decreased from $1,176,442 to $506,980. This decline was driven by a decrease in consulting expenses, compensation expenses, and office, travel, and general expenses. decreases in professional fees were driven by a decline in licensing activity.

Consulting

Consulting expenses decreased from $421,908 to $60,539. This decrease was driven by a decline licensing and marketing activity, as well as other operating expenses.

Compensation

Compensation expenses decreased from $383,190 to $250,588. Compensation was slighter higher in the year 2021.

Professional Fees

Professional fees decreased from $199,605 to $112,323. Professional fees were higher in 2021 due to cannabis licensing projects in Michigan and Massachusetts, as well as debt funding attorneys in Michigan.

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

On December 6, 2022, the Company announced that it has closed on the purchase of a 10-acre property in Vassar Township, Michigan, The company plans to use the property for its cannabis business in the state, including indoor and outdoor growing, processing, wholesaling, and selling directly to consumers through dispensary operations. The transaction closed on December 5, 2022, at a purchase price of $600,000

Capital Resources and Liquidity

Overview

Since our inception, we have recognized limited revenue from our core cannabis operations and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product from our planned aeroponic cultivation of cannabis, and we do not expect to generate revenue until completion of greenhouse buildouts. Since our inception through December 2022, we have funded our operations through proceeds from the sale of stock, borrowings on debt, and shares issued for service. We expect our existing cash and cash equivalents, together with the anticipated net proceeds from this offering, to enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future.

Our sources and (uses) of cash for the years ended December 31, 2022 and 2021 are shown below:

	2022	2021
	$	$
Cash provided by (used in) operations	(185,152)	(732,649)
Cash provided by (used in) investing activities	(75,000)	-
Cash provided by (used in) financing activities	120,000	470,000
Changes in exchange rates	-	-

Our material capital commitments for the twelve months ending December 31, 2022 are:

Description	Amount
(Include all amounts pertaining to Blackbox, cannabis licensing, pre-acquisition development, land acquisition construction, etc.)	$9,000,000

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

During the year ended December 31, 2022, we used $185,152 of cash in operating activities. Cash used in operating activities reflected our net loss of $541,583 and a net increase of $69,876 in our operating assets and liabilities, offset by approximately $312,801 of noncash charges, which was driven by loss from conversion of debt to common stock. The primary use of cash was to fund our operations related to compensation expenses, consulting expenses, and professional fees.

Investing Activities

During the year ended December 31, 2021 we received $0 for investing activities. During the year ended December 31, 2022, we used $75,000 for the purchase of land.

Financing Activities

During the year ended December 31, 2021, financing activities provided $470,000, which was borrowed on debt and proceeds from the sale of stock. During the year ended December 31, 2022, financing activities provided $120,000, which was proceeds from the sale of stock.

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

See Note 2 to the December 31, 2022 Financial Statements included as part of this document for a summary of our significant accounting policies.

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

Going Concern

Our net losses through December 31, 2022 raise some or substantial doubt about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

During the year ended December 31, 2022, the Company adopted ASC 2020-06,  “Debt – Debt with Conversion and Other Options (Subtopic 47020) and  Derivatives and Hedging – Contracts in Entities Own Equity (Subtopic 81540).”  ASC 2020-06 reduces the number of acceptable methods of accounting models for convertible debt instruments and convertible preferred stocks. The implementation of ASC 2020-06 had no material impact on the Company’s consolidated financial statements.

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

HERO TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hero Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hero Technologies Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the two-year period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

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

Going Concern

Due to the net loss and negative cash flows from operations for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be easily substantiated.

To evaluate the appropriateness of the lack of going concern paragraph in our audit opinion, we examined and evaluated the financial information that was the initial cause for this consideration along with management’s plans to mitigate the going concern.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

Houston, TX

March 31, 2023

Auditor Firm ID: 2738

HERO TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
	Years Ended December 31,
	2022	2021
ASSETS

Current Assets:
Cash	$34,325	$174,477
Inventory	-	-
Prepaid expenses	6,563	5,500
Accounts receivable	0	620
Total current assets	40,888	180,597

Non-current Assets
Property and equipment, net of accumulated depreciation	604,329	6,313
Goodwill	-	-
Total Non-current assets	604,329	6,313
Total Assets	$645,217	$186,910

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$95,540	$32,904
Accounts payable and accrued related party liabilities	15,000	-
Loans payable, current portion – related party	200,000	169,588
Loans payable, current portion – non-related party	525,000	-
Total current liabilities	835,540	202,492

Total Liabilities	835,540	202,492

STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized:
10,000,000 preferred shares, par value $0.001 per share
950,000,000 common shares, par value $0.001 per share
Issued and outstanding:
1,000,000 preferred shares at December 31, 2022 (1,000,000 at 2021)	1,000	1,000
451,692,444 common shares at December 31, 2022 (442,977,000 at 2021)	451,692	442,977
Additional paid-in capital	38,846,282	38,461,909
Stock Payable	27,970	27,970
Non-controlling Interest	(119,574)	(93,328)
Accumulated deficit	(39,397,693)	(38,856,110)
Total stockholders’ equity (deficit)	(190,323)	(15,582)
Total Liabilities and Stockholders’ Equity (Deficit)	$645,217	$186,910

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2022	2021

Revenue
Sales	$-	$1,525
Cost of Goods Sold	-	72,686
Gross Margin	-	(71,161)

Expenses:
Consulting	60,539	421,908
Impairment of Intangibles	-	5,881
Compensation expense	250,588	383,190
Office, travel, and general	81,547	163,810
Professional Fees	112,323	199,605
Depreciation	1,983	2,048
Total expenses	(506,980)	(1,176,442)

Other income (expense)
Bad debt expense	(620)	-
Interest income	183	-
Gain (loss) on share conversion	-	(2,218,382)
Interest expense	(60,412)	(46,964)
Total other income (expense)	(60,849)	(2,265,346)

Net Loss before taxes	(567,829)	(3,512,949)

Provision for income tax	-	-

Net Loss	$(567,829)	$(3,512,949)
Non-controlling interest in (income) loss of consolidated subsidiaries	26,246	93,328
Net loss attributable to the company	(541,583)	(3,419,621)

Weighted Average Number of Basic and Diluted Common Shares Outstanding	447,592,863	430,066,213

Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares		Preferred Shares		Additional Paid-in	Stock	Non-Controlling	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Interest	Income (Loss)	Deficit	(Deficit)
Balance, January 1, 2021	357,095,087	$357,095	1,000,000	$1,000	$33,206,878	149,647	$-	$-	$(35,436,489)	$(1,721,869)
Investment Units issued for cash at $.024 per unit	11,267,424	11,268			258,732	-	-			270,000
Issued for services	850,000	850	-	-	53,250	-	-	-	-	54,100
Common Stock – Related party compensation	4,928,775	4,929			314,116	-	-			319,045
Common Stock – debt conversion, related party	65,285,714	65,285	-	-	4,449,981	-	-	-	-	4,515,266
Shares issued as inducement for borrowing at $0.0667 per unit	750,000	750	-	-	60,075	-	-	-	-	60,825
Shares to be issued for acquisition	2,800,000	2,800	-	-	118,877	(121,677)	-	-	-	-
Non-Controlling Interest	-	-	-	-	-	-	(93,328)	-	-	(93,328)
Net Loss						-	-		(3,419,621)	(3,419,621)
Balance, December 31, 2021	442,977,000	442,977	1,000,000	1,000	38,461,909	27,970	(93,328)	-	(38,856,110)	(15,582)
Issued for services	1,480,000	1,480			67,020	-	-			68,500
Common Stock – related party compensation	4,235,444	4,235			177,853	-	-			182,088
Investment shares issued for cash at $0.05 per share	2,000,000	2,000			98,000	-	-			100,000
Investment shares issued for cash at $0.02 per share	1,000,000	1,000	-	-	19,000	-	-	-	-	20,000
Imputed Interest on outstanding loan	-	-	-	-	22,500	-		-	-	22,500
Non-Controlling Interest						-	(26,246)			(26,246)
Net Loss						-	-		(541,583)	(541,583)
Balance, December 31, 2022	451,692,444	451,692	1,000,000	1,000	38,846,282	27,970	(119,574)		(39,397,693)	(190,324)

 The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021

OPERATING ACTIVITIES:
Net loss attributable to Hero Technologies Inc.	$(541,583)	(3,419,621)
Non-controlling interest in income (loss) of consolidated subsidiaries	$(26,246)	(93,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Discount amortization	-	30,413
Shares issued for services	68,500	373,145
Impairment of intangibles	182,088	5,881
Loss from conversion of debt to common stock	-	2,218,382
Depreciation expense	1,984	2,048
Bad debt expense	620
Interest expense	60,229	-
Change in operating assets and liabilities:
Prepaid expenses	(1,063)	41,500
Accounts payable and accrued liabilities	70,319	36,865
Accounts receivable	-	(620)
Inventory	-	72,686
Cash used in operating activities	(185,152)	(732,649)

INVESTING ACTIVITIES:
Cash paid for purchase of land	(75,000)	-

Cash provided by (used in investing activities)	(75,000)	-

FINANCING ACTIVITIES:
Proceeds from sale of common stock	120,000	270,000
Borrowings on debt	-	200,000
Cash provided by financing activities	120,000	470,000

NET INCREASE (DECREASE) IN CASH	(140,152)	(262,649)

CASH, BEGINNING OF YEAR	174,477	437,126

CASH, END OF YEAR	$34,325	174,477

NON-CASH INVESTING ACTIVITIES:
Liabilities settled with investments	$-	2,296,884
Inducement of debt	$-	60,825
Shares issued from stock payable	$-	121,677
Land financed with debt	$525,000	-

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

1. NATURE OF OPERATIONS

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company determined to write off  $620 of accounts receivable at the end of December 31, 2022. The total accounts receivable was $0 at December 31, 2022 and $620 as of December 31, 2021.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight- line method over the estimated useful lives of the assets, ranging from three to seven years. The cost and related accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reported as current period income or expense. The costs of repairs and maintenance are expensed as incurred. The total value of property and equipment at December 31, 2022 is $604,330 and $6,313 at December 31, 2021

	Asset Purchase Price	Accumulated Depreciation
Land	600,000	0
Furniture and Fixtures 5-7 Years	$6,030	$(2,412)
Computer Equipment and Software 3-5 Years	2,331	(1,620)

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Cash, Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash totaled $34,325 and $174,477 at December 31, 2022 and December 31, 2021, respectively. The Company is exposed to a concentration of credit risk with respect to its cash deposits. The Company places cash deposits with highly rated financial institutions in the United States. At times, cash balances held in financial institutions may be more than insured limits. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risks is more than normal.

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

In accordance with ASC Topic 820, valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types: market approach, income approach and cost approach. The Company had no outstanding securities at December 31, 2022.

The following table presents the classification of the securities by level at December 31, 2022:

	Level 1	Level 2	Level 3	Total

Investments - Stocks/mutual funds	$0	$-	$-	$0

Totals	$0	$-	$-	$0

The following table presents the classification of the securities by level at December 31, 2021:

	Level 1	Level 2	Level 3	Total

Investments - Stocks/mutual funds	$0	$-	$-	$0

Totals	$0	$-	$-	$0

The Company uses the market approach technique to account for its financial instruments at fair value for the period ended December 31, 2022, and the application of this technique applied to similar assets and liabilities has been applied on a consistent basis.

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

Other Comprehensive Income (Loss)

The Company reports and displays comprehensive income and loss and its components in the consolidated financial statements. For the years ended December 31, 2022 and 2021, the only components of comprehensive income were foreign currency translation adjustments.

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

Recently Adopted Accounting Pronouncements

During the year ended December 31, 2022, the Company adopted ASC 2020-06,  “Debt – Debt with Conversion and Other Options (Subtopic 47020)  and  Derivatives and Hedging – Contracts in Entities Own Equity (Subtopic 81540).”  ASC 2020-06  reduces the number of acceptable methods of accounting models for  convertible debt instruments and convertible preferred stocks. The implementation of ASC 2020-06  had no material impact on the Company’s consolidated  financial statements.

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

On September 27, 2022, the Company issued Richard Bowersock Inc 166,000 shares of restricted common stock in consideration for consulting services at a fair value of $9,130 at a stock price of $0.055.

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

On November 7, 2022, the Company issued Marcin Drwila 69,444 shares of restricted common stock in consideration for consulting services at a fair value of $2,958 at a stock price of $0.043.

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

On March 15, 2022, in a related-party transaction, the Company issued 2,000,000 shares of restricted common stock to Topline Holdings Inc in consideration for advisor and managerial services. The shares were priced at $0.052. at a fair value of $104,000.

On June 27, 2022, the Company sold 2,000,000 shares of common stock to an unrelated accredited investor. The shares were sold at a price of $0.05 per share. Proceeds from the private placement totaled $100,000. The entire $100,000 was paid in cash.

On September 09, 2022, in a related-party transaction, the Company issued Topline Holdings Inc 2,000,000 shares of restricted common stock in consideration for advisor and managerial services at a fair value of $66,000 at a stock price of $0.033.

On September 5, 2022, the Company issued 550,000 shares of restricted common stock to Jack Becker in consideration for consulting services. The shares were priced at $0.034. at a fair value of $18,700.

On September 27, 2022, in a related-party transaction, the Company issued 166,000 shares of restricted common stock to Richard Bowersock in consideration for consulting services. The shares were priced at $0.055. at a fair value of $9,130.

On November 1, 2022, the Company sold 1,000,000 shares of common stock to an unrelated accredited investor. The shares were sold at a price of $0.020 per share. Proceeds from the private placement totaled $20,000. The entire $20,000 was paid in cash.

On November 7, 2022, in a related-party transaction, the Company issued Marcin Drwila 69,444 shares of restricted common stock in consideration for consulting services at a fair value of $2,958 at a stock price of $0.043.

6.  NON-CONTROLLLING INTEREST

Non-controlling interest in loss of consolidated subsidiaries was $26,246 and $93,328 for December 31, 2022 and 2021 respectively. The loss from non-controlling interest resulted in the legal and early construction expenses related to Blackbox Technologies and Systems Inc.’s commencement of the Michigan growth facility. The Company has a 51% equity interest in Blackbox Technologies and Systems. LLC. Blackbox Technologies and Systems, LLC.

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

The Company is subject to United States federal income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Federal tax rate	21%	21%
Carryforward	$(30,943,037)	$(30,105,943)
Net loss	(541,583)	(3,419,621)
Loss on Conversion	0	2,218,382
Stock-based compensation	250,588	373,145

Net operating losses current	$(31,178,792)	$(30,943,037)

The significant components of deferred income tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Deferred tax assets:
Deferred tax assets	(6,552,402)	(6,496,148)
Less: valuation allowance	6,552,402	6,496,148
Deferred tax income	$-	$-

Due to its history of losses, the Company is not subject to federal or state income taxes.

8. PREPAIDS

Prepaids consisted primarily of OTC annual fees totaling $6,563 and $5,500 for December 31, 2022 and December 31, 2021 respectively.

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

10. PROPERTY, PLANT, AND EQUIPMENT

On December 6, 2022, the Company announced that it has closed on the purchase of a 10-acre property in Vassar Township, Michigan, The company plans to use the property for its cannabis business in the state, including indoor and outdoor growing, processing, wholesaling, and selling directly to consumers through dispensary operations. The transaction closed on December 5, 2022, at a purchase price of $600,000

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight- line method over the estimated useful lives of the assets, ranging from three to seven years. The cost and related accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reported as current period income or expense. The costs of repairs and maintenance are expensed as incurred. The total value of property and equipment at December 31, 2022 is $604,330. and $6,313 at December 31, 2021

	Asset Purchase Price	Accumulated Depreciation
Land	600,000	0
Furniture and Fixtures 5-7 Years	$6,030	$(2,412)
Computer Equipment and Software 3-5 Years	2,331	(1,620)

11.  SUBSEQUENT EVENTS

On January 3, 2023, the Company issued 5,000,000 shares of restricted common stock to Igala Commonwealth Limited Trust Company in consideration for consulting services. The shares were priced at $0.020. at a fair value of $20,000.

On January 30, 2023, the Company sold 1,500,000 shares of common stock to an unrelated accredited investor. The shares were sold at a price of $0.010 per share. Proceeds from the private placement totaled $15,000. The entire $15,000 was paid in cash.

On February 2, 2023, the Company issued 500,000 shares of restricted common stock to Shereef Elkhafif in consideration for consulting services. The shares were priced at $0.023. at a fair value of $20,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2022, to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our Chief Executive Officer, as the principal executive officer (chief executive officer) and principal financial officer (chief financial officer), is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2022, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

–

Lack of internal audit function. During 2022, the Company, upon review of the independent auditors, made some adjustments to its financial statements, including, adjusting salary amounts and the related tax accruals, correcting warrant expense for a warrant issued to a related party, and adding the liability due to our attorney that should have been recorded. Management believes that the foregoing is due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. Specifically, the reporting mechanism between the accounting department and the Board of Directors and the CEO was not effective, therefore resulting in the delay of recording and reporting.

–

No Segregation of Duties Ineffective controls over financial reporting: As of December 31, 2022, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to insure that all transactions are accounted for accurately and in a timely manner.

22

–

Lack of a functioning audit committee: Due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, and no audit committee has been elected, the oversight in the establishment and monitoring of required internal controls and procedures is inadequate.

–

Written Policies & Procedures: Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions.

–

Lack of controls over related party transactions: As of December 31, 2022, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have hired a payroll service firm to manage all payroll functions including tax withholdings. We will take the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We will continue to educate our management personnel to increase its ability to comply with the disclosure requirements and financial reporting controls; and

2.	We will increase management oversight of accounting and reporting functions in the future; and

3.	As soon as we can raise sufficient capital or our operations generate sufficient cash flow, we will hire personnel to handle our accounting and reporting functions.

While the first two steps of our remediation process are ongoing, we do not expect to remediate the weaknesses in our internal controls over financial reporting until the time when we start to commercialize a recombinant fiber (and, therefore, may have sufficient cash flow for hiring personnel to handle our accounting and reporting functions).

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company.

Name	Age	Position	Director Since
Gina Serkasevich	53	Chief Financial Officer, Chief Executive Officer, Sole Director	2020

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

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information concerning all compensation awarded to, earned by or paid during fiscal years 2022, 2021, 2020 and 2019, to the Named Executive Officers:

Summary Compensation Table
Name and Position	Year	Salary	Bonus	Stock Awards (1)	Total ($)
Gina Serkasevich	2022	$24,000	$--	$168,000	$192,000
Chief Executive Officer, Chief Financial Officer,	2021	$15,000	$4,000	$127,750	$146,750
Treasurer, and Secretary	2020	$0	--	$0	$0
	2019	$0	--	$0	$0

There was no compensation paid to our officers or directors in 2020 and 2019.

We do not have an employment agreement with Gina Serkasevich. However, on November 24, 2020, we entered into a consulting agreement, that commenced on January 1, 2021, with an entity controlled by Ms. Serkasevich, Topline Holdings Inc., whereby Ms. Serkasevich would essentially provide to us services which would be provided by a chief executive, financial, and accounting officer. This agreement was renewed in 2022. In return for these services, in 2022 we agreed to issue 4,000,000 restricted shares of our common stock and 1,750,000 restricted shares of our common stock in 2021. Ms. Serkasevich has agreed that she may not sell, in any given week, more than 1% of number of our shares that were traded in the prior week. From the grant date, the fair value of Ms. Serkasevich’s shares in 2022 was $168,000 and $127,750 in 2021. Also, Ms. Serkasevich received $1,250 per month in 2021 and accrued $2,000 per month for 2022. During the term of the agreement, this is subject to adjustment on a quarterly basis by the Company and Ms. Serkasevich. She received $4,000 in bonuses in 2021. Ms. Serkasevich’s agreement provides for reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with her services. The consulting agreement expired on December 31, 2022.  We expect to renew the consulting agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL SHAREHOLDERS

The following table sets forth, as of the date of this prospectus, the number of shares of common stock and preferred stock owned of record and beneficially by our executive officers and directors, persons who hold 5% or more of our outstanding common stock, and by all officers and directors as a group:

Name	Number of Common Shares Owned	Number of Preferred Shares Owned	Percent of Class (Common Shares)	Percent of Class (Preferred Shares)	Total Voting Power Based on Common and Preferred Shares
MAGENTA VALUE HOLDINGS LLC[1]		1,000,000		100.00%	90%
HOLLOMAN VALUE HOLDINGS LLC[2]	81,892,111		18.13%		1.81%
DARK ALPHA CAPITAL LLC[1]	40,000,000		8.86%		0.89%
P2B CAPITAL LLC[1]	21,761,905		4.82%		0.48%
BLAIR VALUE HOLDINGS LLC[1]	30,000,000		6.64%		0.66%
ROSE VALUE HOLDINGS LLC[1]	30,000,000		6.64%		0.66%
DMB LLC[3]	44,273,809		9.80%		0.98%
JAMES BRADLEY[4]	102,337,228		22.66%		2.27%
DESTINY AIGBE[5]	121,761,905	1,000,000	27.49%	100.00%	92.75%
GINA SERKASEVICH[6]	5,800,000		1.28%		0.13%
All directors and officers as a group (one person)	5,800,000		1.28%		0.13%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Interest to related parties is $15,000 at December 31, 2022 compared to $7,500 at December 31, 202. Shares issued to related parties at December 31, 2022 is 4,235,444 and 4,928,775 at December 31, 2021.

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

On March 15, 2022, in a related-party transaction, the Company issued 2,000,000 shares of restricted common stock to Topline Holdings Inc in consideration for advisor and managerial services. The shares were priced at $0.052. at a fair value of $104,000.

On September 09, 2022, in a related-party transaction, the Company issued Topline Holdings Inc 2,000,000 shares of restricted common stock in consideration for advisor and managerial services at a fair value of $66,000 at a stock price of $0.033.

On September 27, 2022, in a related-party transaction, the Company issued 166,000 shares of restricted common stock to Richard Bowersock in consideration for consulting services. The shares were priced at $0.055. at a fair value of $9,130.

On November 7, 2022, in a related-party transaction, the Company issued Marcin Drwila 69,444 shares of restricted common stock in consideration for consulting services at a fair value of $2,958 at a stock price of $0.043.

Item 14. Principal Accounting Fees and Services.

M&K CPAS, PLLC has been our independent certified public accounting firm since 2020.

Audit Fees

Aggregate audit fees billed by M&K CPAS, PLLC for the years ended December 31, 2022 and December 31, 2021, were $23,000 and $23,000, respectively.

Audit-Related Fees

There were no audit-related fees billed by M&K CPAS, PLLC for the years ended December 31, 2022 and December 31, 2021.

Tax Fees

There were no tax fees billed by M&K CPAS, PLLC for the years ended December 31, 2022 and December 31, 2021.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2023.

HERO TECHNOLOGIES, INC.

DATED: March 31, 2023	By:	/s/ GINA SERKASEVICH
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

