Form 10-Q
period 2023-03-31
Hero Technologies Inc.
filed 2023-05-18
CIK 1324736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 16, 2023 was 464,192,444 shares

HERO TECHNOLOGIES, INC

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to “Hero Technologies,” “the Company,” “we,” “us,” and “our” refer to Hero Technologies, Inc. and, where appropriate, its subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our plans, estimates and beliefs. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not transpire. These risks and uncertainties include, but are not limited to, the risks included in this Quarterly Report on Form 10-Q under Part II, Item IA, “Risk Factors” and in our Annual Report on Form 10-K for the year ended December 31, 2022 under Part I, Item IA, “Risk Factors.”

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

PART I – Financial Information

Item 1 – Financial Statements

HERO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)

Current Assets:
Cash	$19,190	$34,325
Prepaid expenses	3,282	6,563
Total current assets	22,472	40,888

Non-current Assets
Property and equipment, net of accumulated depreciation	603,833	604,329
Total Non-current assets	603,833	604,329
Total Assets	$626,305	$645,217

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$102,905	$95,540
Accounts payable and accrued related party liabilities	15,000	15,000
Loans payable, long term portion - non-related party	525,000	525,000
Loans payable, current portion - related party	200,000	200,000
Total current liabilities	842,905	835,540

Total Liabilities	842,905	835,540

STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized:
10,000,000 preferred shares, par value $0.001 per share
950,000,000 common shares, par value $0.001 per share
Issued and outstanding:
1,000,000 preferred shares at March 31, 2023 (1,000,000 at 2022)	1,000	1,000
461,192,444 common shares at March 31, 2023 (451,692,444 at 2022)	461,192	451,692
Additional paid-in capital	39,012,032	38,846,282
Stock Receivable	(15,000)	-
Stock Payable	27,970	27,970
Non-controlling Interest	(120,781)	(119,574)
Accumulated deficit	(39,583,013)	(39,397,693)
Total stockholders’ equity (deficit)	(216,600)	(190,323)
Total Liabilities and Stockholders’ Equity (Deficit)	$626,305	$645,217

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	March 31, 2023	March 31, 2022

Expenses:
Consulting	6,695	7,646
Compensation expense	152,750	153,800
Office, travel, and general	5,071	19,495
Professional Fees	7,781	26,601
Depreciation	496	496
Total expenses	(172,793)	(208,138)

Other income (expense)
Interest income	183	-
Interest expense	(13,917)	(37,831)
Total other income (expense)	(13,734)	-

Net Loss	$(186,527)	$(245,969)
Non-controlling interest in (income) loss of consolidated subsidiaries	1,207	373
Net loss attributable to the company	$(185,320)	$(245,596)

Weighted Average Number of Basic and Diluted Common Shares Outstanding	457,575,777	443,952,889
Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)

HERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

									Accumulated
									Other		Total
					Additional			Non-	Comprehensive		Stockholders’
	Common Shares		Preferred Shares		Paid-In	Stock	Stock	Controlling	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Interest	(Loss)	Deficit	(Deficit)
Balance, January 1, 2022	442,977,000	$442,977	1,000,000	$1,000	$38,461,909	27,970	-	$(93,328)	$-	$(38,856,110)	$(15,582)
Investment Units issued for cash at $.02 per unit	1,000,000	1,000			19,000	-	-	-			20,000
Issued for services	1,480,000	1,480	-	-	67,020	-	-	-	-	-	68,500
Common Stock – Related party compensation	4,235,444	4,235			177,853	-	-	-			182,088
Imputed interested on outstanding loan			-	-	22,500	-	-	-	-	-	22,500
Investment Units issued for cash at $.05 per unit	2,000,000	2,000	-	-	98,000	-	-	-	-	-	100,000
Non-Controlling Interest	-	-	-	-	-	-	-	(26,246)	-	-	(26,246)
Net Loss						-	-	-		(541,583)	(541,583)
Balance, December 31, 2022	451,692,444	451,692	1,000,000	1,000	38,846,282	27,970	-	(119,574)	-	(39,397,693)	(190,323)
Investment units issued for cash at $0.01 per unit	1,500,000	1,500	-	-	13,500	-	(15,000)	-			-
Inputed interest on loan	-	-			7,500	-	-	-			7,500
Common Stock – related party compensation	2,000,000	2,000	-	-	31,000	-	-	-			33,000

Common Stock - Non-Related party compensation	6,000,000	6,000			113,750		-				119,750
Non-Controlling Interest						-	-	(1,207)			(1,207)
Net Loss	-	-	-	-		-	-	-		(185,320)	(185,320)
Balance, March 31, 2023	461,192,444	461,192	1,000,000	1,000	39,012,032	27,970	(15,000)	(120,781)	-	(39,583,013)	(216,600)

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022

OPERATING ACTIVITIES:
Net loss attributable to Hero Technologies Inc.	$(185,320)	$(245,596)
Non-controlling interest in income (loss) of consolidated subsidiaries	$(1,207)	$(373)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	152,750	153,800
Loss from conversion of debt to common stock
Depreciation expense	496	496
Imputed Interest	7,500	-
Discount amortization	-	30,412
Change in operating assets and liabilities:
Prepaid expenses	3,281	1,378
Accounts payable and accrued liabilities	7,365	6,943
Cash used in operating activities	(15,135)	(52,940)
FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-
Borrowings on debt	-	-
Cash provided by financing activities	-	-

NET INCREASE (DECREASE) IN CASH	(15,135)	(52,940)

CASH, BEGINNING OF YEAR	34,325	174,477

CASH, END OF YEAR	$19,190	$121,537

NON-CASH INVESTING ACTIVITIES
Land financed with debt	-	525,000
Stock Receivable for shares issued	15,000	-

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

Hero Technologies Inc. is a cannabis company with a vertically-integrated business model. The company has a majority stake in BlackBox Systems and Technologies LLC, an aeroponic cannabis cultivation system that provides optimal growing conditions to enhance photosynthesis and cultivation of large flowering plants, creating increased harvest efficiencies. The company’s business plan includes cannabis genetic engineering, farmland for both medical and recreational cannabis cultivation, production licenses, distribution licenses, consumer packaging and retail operations, and dispensaries that make the company a multi-state operator (MSO).

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

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company determined to write off $620 of accounts receivable at the end of December 31, 2022. The total accounts receivable was $0 at March 31, 2023 and $0 as of December 31, 2022.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight- line method over the estimated useful lives of the assets, ranging from three to seven years. The cost and related accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reported as current period income or expense. The costs of repairs and maintenance are expensed as incurred. The total value of property and equipment at March 31, 2023 is $603,833 and $604,330 at December 31, 2022.

	Asset Purchase Price	Accumulated Depreciation
Land (2022-current)	600,000	0
Furniture and Fixtures 5-7 Years (2021-current)	$6,030	$(2,715)
Computer Equipment and Software 3-5 Years (2021-current)	2,331	(1,813)

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

Cash, Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash totaled $19,190 and $34,325 at March 31, 2023 and December 31, 2022, respectively. The Company is exposed to a concentration of credit risk with respect to its cash deposits. The Company places cash deposits with highly rated financial institutions in the United States. At times, cash balances held in financial institutions may be more than insured limits. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risks is more than normal.

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

In accordance with ASC Topic 820, valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types: market approach, income approach and cost approach. The Company had no outstanding securities at March 31, 2023.

The Company uses the market approach technique to account for its financial instruments at fair value for the period ended March 31, 2023, and the application of this technique applied to similar assets and liabilities has been applied on a consistent basis.

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

Other Comprehensive Income (Loss)

The Company reports and displays comprehensive income and loss and its components in the consolidated financial statements. For the years ended March 31, 2023 and 2022, the only components of comprehensive income were foreign currency translation adjustments.

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

3.  RELATED PARTY TRANSACTIONS

Interest to related parties was $0 at March 31, 2022 compared to $15,000 at December 31, 2022.

On March 15, 2022, the Company issued 2,000,000 shares of restricted common stock to Topline Holdings Inc in consideration for advisor and managerial services. The shares were priced at $0.052 at a fair value of $104,000.

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

On March 31, 2023, the Company issued Topline Holdings Inc 2,000,000 shares of restricted common stock in consideration for advisor and managerial services at a fair value of $33,000 at a stock price of $0.0165.

4.  CAPITAL STOCK

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

On March 15, 2022, the Company issued 2,000,000 shares of restricted common stock to Topline Holdings Inc in consideration for advisor and managerial services. The shares were priced at $0.052 at a fair value of $104,000.

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

On September 5, 2022, the Company issued 550,000 shares of restricted common stock to Jack Becker in consideration for consulting services. The shares were priced at $0.034 at a fair value of $18,700.

On September 27, 2022, the Company issued 166,000 shares of restricted common stock to Richard Bowersock in consideration for consulting services. The shares were priced at $0.055 at a fair value of $9,130.

On November 1, 2022, the Company sold 1,000,000 shares of common stock to an unrelated accredited investor. The shares were sold at a price of $0.020 per share. Proceeds from the private placement totaled $20,000. The entire $20,000 was paid in cash.

On November 7, 2022, the Company issued Marcin Drwila 69,444 shares of restricted common stock in consideration for consulting services at a fair value of $2.958 at a stock price of $0.043.

On January 3, 2023, the Company issued 5,000,000 shares of restricted common stock to Igala Commonwealth Limited Trust Company in consideration for consulting services. The shares were priced at $0.020 at a fair value of $100,000.

On January 30, 2023, the Company sold 1,500,000 shares of common stock to an unrelated accredited investor. The shares were sold at a price of $0.010 per share. Proceeds from the private placement totaled $15,000. The entire $15,000 is to be paid in cash and has been recorded as a stock receivable as of March 31, 2023.

On February 2, 2023, the Company issued 500,000 shares of restricted common stock to Shereef Elkhafif in consideration for consulting services. The shares were valued based on the day’s closing price at $0.023 and a fair value of $11,500.

On March 31, 2023, the Company issued Topline Holdings Inc 2,000,000 shares of restricted common stock in consideration for advisor and managerial services at a fair value of $33,000 which was based on the day’s share closing  price of $0.0165. This is a related party transaction.

On March 31, 2023, the Company issued 500,000 shares of restricted common stock to Shereef Elkhafif in consideration for consulting services. The shares were valued based on the day’s closing price at $0.0165 and a fair value of $8,250.

5.  NON-CONTROLLLING INTEREST

Non-controlling interest in loss of consolidated subsidiaries was $1,207 and $26,246 for March 31, 2023 and December 31, 2022 respectively. The loss from non-controlling interest resulted in the legal and early construction expenses related to Blackbox Technologies and Systems Inc.’s commencement of the Michigan growth facility. The Company has a 51% equity interest in Blackbox Technologies and Systems. LLC. Blackbox Technologies and Systems, LLC.

6. PREPAIDS

Prepaids consisted primarily of OTC annual fees totaling $3,282 and $6,563 for March 31, 2023 and December 31, 2022 respectively.

7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

8. PROPERTY, PLANT, AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight- line method over the estimated useful lives of the assets, ranging from three to seven years. The cost and related accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reported as current period income or expense. The costs of repairs and maintenance are expensed as incurred. The total value of property and equipment at March 31, 2023 is $603,833 and $604,330 at December 31, 2022.

	Asset Purchase Price	Accumulated Depreciation
Land (2022-current)	600,000	0
Furniture and Fixtures 5-7 Years (2021-current)	$6,030	$(2,715)
Computer Equipment and Software 3-5 Years (2021-current)	2,331	(1,813)

9.  SUBSEQUENT EVENTS

On April 6, 2023, the Company issued 750,000 shares of restricted common stock to Shereef Elkhafif in consideration for consulting services.

On April 6, 2023, the Company issued 250,000 shares of restricted common stock to Aaron Scott Haney in consideration for consulting services.

On April 6, 2023, the Company issued 250,000 shares of restricted common stock to Calum Rodger in consideration for consulting services.

On April 7, 2023, the Company issued 250,000 shares of restricted common stock to Shereef Elkhafif in consideration for consulting services.

On April 10, 2023, the Company issued 1,000,000 shares of restricted common stock to Shereef Elkhafif in consideration for consulting services.

On April 10, 2023, the Company issued 500,000 shares of restricted common stock to Ryan Smith in consideration for consulting services.

On April 17, 2023, the Company assigned their 10-acre property in the Vassar Township to DMB LLC in consideration for undertaking all liabilities associated to the land.

On May 4, 2023 HENC executed a Letter of Intent with LoadzPro by which HENC will acquire all the outstanding shares of LoadzPro in accordance with the following terms: (1) HENC will issue subordinate convertible preferred shares in the amount of $5,000,000 to all LoadzPro shareholders; (2) The convertible preferred shares in the face amount of 5 million dollars are convertible only into control shares of LoadzPro when it is spun out. Loadzpro is an AI Powered Digital Freight Company that leverages its network of 10,000+ Trucks & Truck Drivers to move loads for shippers.

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

15

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

Our goal is to become a low-cost national or internationally branded cannabis company. Through cost measurement methods unused elsewhere by the industry, we will be able to measure costs of production by pound. With this information, we will target production costs of $150 to $350 per pound, and estimate selling cannabis at wholesale prices between $2,400 and $3,200. The end goal is to become a Multi-State Operator (MSO) that is fully integrated from seed to sale

However, there are numerous other developments that will need to occur in order to allow us to implement the final aspects of our business plan and there are no assurances that any of these developments will occur, or if they do occur, that we will be successful in fully implementing our plan.  The Company is continuing to look for investors as well as experienced personnel to increase the facilitation of future development of the Company. Management is also reviewing other business opportunities and researching other areas for the business.

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

•	We have funded our operations primarily through issuance of shares for services and proceeds from sale of stock.
•	Our net loss was $245,596 for the three months ended March 31, 2022, and $185,320 for the three months ended March 31, 2023.
•	As of March 31, 2023, we had an accumulated deficit of $ 39,583,013.
•	Our primary use of cash is to fund operating expenses, which consist primarily of compensation expenses, consulting expenses, and general and administrative expenditures.

As of March 31, 2023, only Veteran Hemp Co. has generated any revenue.

Material changes in our Statement of Operations for the periods shown below compared to the prior periods are discussed below:

Three months ended March 31, 2023

Item	Increase (I) or Decrease (D)	Reason
Consulting Expense	I	Increased activity in marketing
Impairment of Intangibles	-	No change
Compensation Expense	D	Decreased due to a decline in the issuance of stock-based compensation
Office, Travel and General	D	Decreased activity due to a decline in travel
Professional Fees	D	Decreased activity due to a decline in cannabis licensing

Factors that will most significantly affect future operating results will be:

•	Funding for construction of greenhouses in Michigan under Blackbox
•	Timing related to construction and actual production of cannabis
•	Wholesale cannabis prices in the state of Michigan

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and March 31, 2022.

	Three months ended
	March 31,	March 31,
	2023	2022
Sales	$-	-
Cost of goods sold	-	-
Gross profit	-	-
Operating Expenses
Consulting	6,695	3,271
Compensation	152,750	153,800
Office, travel, general	5,071	19,495
Professional fees	7,781	26,601
Other	496	1,400
Total Operating Expenses	(172,793)	(204,567)
Other income (expense), net	(13,734)	-
Net loss	$(186,527)	$(204,567)

Revenue and Cost of Goods Sold

There was no change in sales for the three months ended March 31, 2023. No sales were recorded in March 2023. Similarly, there was no change in cost of goods sold for the three months ended March 31, 2023

Operating Expenses

Operating expenses decreased from $204,567 to $172,793. This decline was driven by a decrease in consulting expenses, compensation expenses, professional fees, and office, travel, and general expenses.

Consulting

Consulting expenses increased from $3,271 to $6,695. This increase was driven by an increase in marketing activity.

Compensation

Compensation expenses decreased from $153,800 to $152,750. Compensation was higher in March 2022 due to the issuance of stock-based compensation.

Professional Fees

Professional fees decreased from $26,601 to $7,781. This decrease was driven by a decline in cannabis licensing projects.

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

Capital Resources and Liquidity

Overview

Since our inception, we have recognized limited revenue from our core cannabis operations and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product from our planned aeroponic cultivation of cannabis, and we do not expect to generate revenue until completion of greenhouse buildouts. Since our inception through March 2023, we have funded our operations through proceeds from the sale of stock, borrowings on debt, and shares issued for service. We expect our existing cash and cash equivalents, together with the anticipated net proceeds from this offering, to enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future.

Our sources and (uses) of cash for the three months ended March 31, 2023 and 2022 are shown below:

	2023	2022
	$	$
Cash provided by (used in) operations	(15,135)	(52,940)
Cash received upon sale of subsidiary	-	-
Cash provided by (used in) investing activities	-	-
Cash provided by (used in) financing activities	-	-
Changes in exchange rates	-	-

Our material capital commitments for the nine months ending March 31, 2023 are:

Description	Amount
(Include all amounts pertaining to Blackbox, cannabis licensing, pre-acquisition development, land acquisition construction, etc.)	$9,000,000

Operating Activities

During the three months ended March 31, 2022, we used $52,940 of cash in operating activities. Cash used in operating activities reflected our net loss of $245,969 and a net decrease of $21,475 in our operating assets and liabilities. The primary use of cash was to fund our operations related to compensation expenses, consulting expenses, and professional fees.

During the three months ended March 2023, we used $15,135 of cash in operating activities. Cash used in operating activities reflected our net loss of $185,320, offset by operating assets and liabilities of $170,185. The primary use of cash was to fund our operations related to compensation expenses, consulting expenses, and professional fees.

Investing Activities

During the three months ended March 31, 2022 we used $0 in non-cash investing activities, primarily due to liabilities settled with common stock. During the three months ended March 31, 2023, we received $0 for investing activities.

Financing Activities

During the three months ended March 31, 2022, financing activities provided $470,000. During the three months ended March 31, 2023, we received $0 from financing activities.

We anticipate material capital requirements of $9,000,000 for the twelve months ending March 31, 2024.

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

Going Concern

Our net losses through March 31, 2023 raise some or substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures and any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their control objectives.

As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 09, 2022, the Company issued 2,000,000 shares to Topline Holdings Inc at $0.033 per share.

On September 5, 2022, the Company issued 550,000 shares to Jack Becker at $0.034 per share.

On September 27, 2022, the Company issued 166,000 shares to Richard Bowersock at $0.055 per share.

On November 1, 2022, the Company sold 1,000,000 shares to an unrelated accredited investor at $0.020 per share.

On November 7, 2022, the Company issued Marcin Drwila 69,444 shares at a stock price of $0.043 per share.

On January 3, 2023, the Company issued 5,000,000 shares of restricted common stock to Igala Commonwealth Limited Trust Company at $0.020 per share.

On January 30, 2023, the Company sold 1,500,000 shares of common stock to an unrelated accredited investor at a price of $0.010 per share.

On February 2, 2023, the Company issued 500,000 shares of restricted common stock to Shereef Elkhafif at $0.023 per share.

On March 31, 2023, the Company issued Topline Holdings Inc 2,000,000 shares at $0.0165 per share.

On March 31, 2023, the Company issued 500,000 shares of restricted common stock to Shereef Elkhafif at $0.0165 per share.

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

HERO TECHNOLOGIES, INC.

DATED: May 17, 2023	By:	/s/ Gina Serkasevich
Gina Serkasevich, Principal Executive,
Financial and Accounting Officer

