Form 10-Q
period 2023-06-30
Hero Technologies Inc.
filed 2023-08-21
CIK 1324736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 15, 2023 was 461,192,444 shares

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

PART I – Financial Information

Item 1 – Financial Statements

(Unaudited)

HERO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS

Current Assets:
Cash	$98,199	$34,325
Notes receivable - related party	50,000	-
Prepaid expense	12,500	6,563
Total current assets	160,699	40,888

Non-current Assets
Property and equipment, net of accumulated depreciation	3,440	604,329
Total Non-current assets	3,440	604,329
Total Assets	$164,139	$645,217

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$84,774	$95,540
Accounts payable and accrued related party liabilities	15,000	15,000
Loans payable, long term portion - non-related party	-	525,000
Loans payable, current portion - related party	-	200,000
Total current liabilities	99,774	835,540

Total Liabilities	99,774	835,540

STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized:
10,000,000 preferred shares, par value $0.001 per share
950,000,000 common shares, par value $0.001 per share
Issued and outstanding:
1,000,000 preferred shares at June 30, 2023 (1,000,000 at 2022)	1,000	1,000
465,192,444 common shares at June 30, 2023 (451,692,444 at 2022)	465,192	451,692
Additional paid-in capital	39,106,374	38,846,282
Stock Payable	1,075,970	27,970
Non-controlling Interest	-	(119,574)
Accumulated deficit	(40,584,171)	(39,397,693)
Total stockholders’ equity (deficit)	64,365	(190,323)
Total Liabilities and Stockholders’ Equity (Deficit)	$164,139	$645,217

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Expenses:
Consulting	$20,215	$7,848	$26,910	$15,494
Compensation expense	883,771	-	1,036,521	153,800
Professional Fees	15,119	7,759	22,900	34,360
Office, travel and general	4,544	21,196	9,615	40,790
Depreciation	396	496	892	992
Total expenses	(924,045)	(37,298)	(1,096,838)	(245,436)

Other income (expense)
Interest income	2,282	183	2,464	183
Interest expense	(4,394)	(81)	(18,311)	(37,912)
Gain (Loss) on disposal of fixed assets	(75,000)	-	(75,000)	-
Total other income (expense)	(77,113)	(416)	(90,847)	(37,729)

Net Loss	(1,001,158)	(37,196)	(1,187,685)	(283,165)
Non-controlling interest in (income) loss of consolidated subsidiaries	-	5,295	1,207	5,668
Net loss attributable to the company	$(1,001,158)	$(31,901)	$(1,186,478)	$(277,497)

Weighted Average Number of Basic and Diluted Common Shares Outstanding	463,961,675	446,654,243	460,860,952	445,296,337
Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Shares		Common Shares to be issued		Preferred Shares		Additional Paid-In	Stock	Stock	Non-Controlling	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Interest	(Loss)	Deficit	Equity
Balance, March 31, 2022	445,907,000	$445,907	-	-	1,000,000	$1,000	$38,612,779	$27,970	-	$(93,701)	$-	$(39,101,706)	$(107,751)
Common Stock – Related party compensation	2,000,000	2,000	-	-			98,000	-		-			98,000
Non - Controlling Interest	-	-	-	-	-	-	-	-		(5,295)	-	-	(5,295)
Net Loss								-		-		(31,901)	(31,901)
Balance, June 30, 2022	447,907,000	447,907	-	-	1,000,000	1,000	38,710,779	27,970	-	(98,996)	-	(39,133,607)	(44,947)

	Common Shares		Common Shares to be issued		Preferred Shares		Additional Paid-In	Stock	Stock	Non-Controlling	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Interest	(Loss)	Deficit	Equity
Balance, March 31, 2023	461,192,444	$461,192	-	-	1,000,000	$1,000	$39,012,032	$27,970	$(15,000)	$(120,781)	$-	$(39,583,013)	$(216,000)
Common Stock – Related party compensation	4,000,000	4,000	-	-			90,500	-		-			94,500
Imputed interested on outstanding loan	-	-	-	-	-	-	3,842	-	15,000	-	-	-	18,842
Shares to be issued from sale of common stock at $0.0131 per share	-	-	53,000,000	-	-	-	-	1,048,000	-	-	-	-	1,048,000
Non - Controlling Interest	-	-	-	-	-	-	-	-		120,781	-	-	120,781
Net Loss								-		-		(1,001,158)	(1,001,158)
Balance, June 30, 2023	465,192,444	465,192	53,000,000	-	1,000,000	1,000	39,106,374	1,075,970	-	-	-	(40,584,171)	64,365

	Common Shares		Common Shares to be issued		Preferred Shares		Additional Paid-In	Stock	Non-Controlling	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Interest	(Loss)	Deficit	Equity
Balance, December 31, 2021	442,977,000	$442,977	-	-	1,000,000	$1,000	$38,461,909	$27,970	$(93,328)	$-	$(38,856,110)	$(15,582)
Investment Units issued for cash at $.05 per unit	2,000,000	2,000	-	-			98,000	-	-			100,000
Issued for services	930,000	930	-	-	-	-	48,870	-	-	-	-	49,800
Common Stock – Related party compensation	2,000,000	2,000	-	-			102,000	-	-			104,000
Non - Controlling Interest	-	-	-	-	-	-	-	-	(5,668)	-	-	(5,668)
Net Loss								-	-		(277,497)	(277,497)
Balance, June 30, 2022	447,907,000	447,907	-	-	1,000,000	1,000	38,710,779	27,970	(98,996)	-	(39,133,607)	(44,947)

	Common Shares		Common Shares to be issued		Preferred Shares		Additional Paid-In	Stock	Non-Controlling	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Interest	(Loss)	Deficit	Equity
Balance, December 31, 2022	451,692,444	$451,692	-	-	1,000,000	$1,000	$38,846,282	$27,970	$(119,574)	-	$(39,397,693)	$(190,323)
Investment units issued for cash at $0.01 per unit	1,500,000	1,500	-	-	-	-	13,500	-	-			15,000
Imputed interest on loan	-	-	-	-			11,342	-	-			11,342
Common Stock – related party compensation	2,000,000	2,000	-		-	-	31,000	-	-			33,000
Common Stock - Non-Related party compensation	10,000,000	10,000	-	-	-		204,250					214,250
Shares to be issued from sale of common stock at $0.0131 per share	-	-	53,000,000	-				1,048,000				1,048,000
Non - Controlling Interest			-	-					(1,207)			(1,207)
Removal of NCI due to deconsolidation									120,781			120,781
Net Loss	-	-			-	-		-	-		(1,186,478)	(1,186,478)
Balance, June 30, 2023	465,192,444	465,192	53,000,000	-	1,000,000	1,000	39,106,374	1,075,970	-	-	(40,584,171)	64,365

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended June 30,
	2023	2022

OPERATING ACTIVITIES:
Net loss attributable to Hero Technologies Inc.	$(1,186,478)	$(277,497)

Non-controlling interest in income (loss) of consolidated subsidiaries	(1,197)	$(5,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on transfer of land	75,000	-
Shares issued for services	247,250	153,800
Stock based compensation	796,771
Interest expense		37,729
Imputed Interest	11,342	-
Depreciation expense	889	991
Change in operating assets and liabilities:
Prepaid expenses	(5,937)	(7,625)
Accounts payable and accrued liabilities	(11,234)	(13,477
Accounts receivables	(50,004)	-
Cash used in operating activities	(516)	(84,793)
INVESTING ACTIVITIES:
Cash received for sale of investment in subsidiary	100,000	-
Cash provided by investing activities	100,000
FINANCING ACTIVITIES:
Proceeds from sale of common stock	15,000	100,000
Cash provided by financing activities	15,000	100,000

NET INCREASE (DECREASE) IN CASH	63,874	(15,207)

CASH, BEGINNING OF YEAR	34,325	174,477

CASH, END OF YEAR	$98,199	$189,684

NON-CASH INVESTING ACTIVITIES
Transfer of land and associated debt	525,000	-

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS

Hero Technologies Inc. (the “Company”) was incorporated in the State of Nevada on May 14, 2004. The Company had previously focused on oil and gas exploration in Australia’s Cooper Basin. During 2019, the Company sold its remaining oil and gas assets and discontinued operations in the energy industry. As a result, the financial results related to the oil and gas activity were reflected in the consolidated statements of discontinued operations.

Hero Technologies Inc. is a holding company specializing in innovative artificial intelligence solutions. Our mission is to take software to a new level of self-learning. We develop cutting-edge software applications that utilize advanced AI algorithms to enhance personalization and user convenience. In addition to software development, we also acquire revenue-generating companies in the IT, software, and technology hardware/manufacturing industries. Our team of experienced developers and engineers is dedicated to creating intuitive, user-friendly, and highly personalized solutions that will revolutionize the industry.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with US GAAP, and are expressed in United States dollars. These statements include the accounts of the Company and its wholly owned subsidiaries Highly Relaxing LLC, Veteran Hemp Co (“Veteran”), and its majority owned subsidiary Blackbox Technologies and Systems (“Blackbox”). All intercompany transactions and balances have been eliminated.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for a fair presentation have been included.

Accounts Receivable

Accounts receivable consist of trade receivables and are carried at their estimated collectible amounts.

The Company provides credit to its clients in the form of payment terms. The Company limits its credit risk by performing credit evaluations of its clients and maintaining a reserve, if deemed necessary, for potential credit losses. Such evaluations include the review of a client’s outstanding balances with consideration towards such client’s historical collection experience, as well as prevailing economic and market conditions and other factors. Based on such evaluations, the Company determined to write $620 of accounts receivable at the end of December 31, 2022.

Notes Receivable – related party

The Company entered into a Share Purchase Agreement with DMB LLC, a related party, for $150,000. An initial payment of $100,000 has already been made, while the remaining $50,000 will be due in six months. Payment may be submitted at any time before the 6-month deadline. As of June 30, 2023, the notes receivable amount to $50,000, and $0 as of December 31, 2022.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight- line method over the estimated useful lives of the assets, ranging from three to seven years. The cost and related accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reported as current period income or expense. The costs of repairs and maintenance are expensed as incurred. The total value of property and equipment at June 30, 2023 is $3,440 and $604,329 at December 31, 2022.

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

Cash, Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash totaled $98,199 and $34,325 at June 30, 2023 and December 31, 2022, respectively. The Company is exposed to a concentration of credit risk with respect to its cash deposits. The Company places cash deposits with highly rated financial institutions in the United States. At times, cash balances held in financial institutions may be more than insured limits. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risks is more than normal.

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

In accordance with ASC Topic 820, valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types: market approach, income approach and cost approach. The Company had no outstanding securities at June 30, 2023.

The Company uses the market approach technique to account for its financial instruments at fair value for the period ended June 30, 2023, and the application of this technique applied to similar assets and liabilities has been applied on a consistent basis.

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

Stock Based Compensation

The Company records compensation expenses in the consolidated financial statements for share based payments using the fair value method. The fair value of stock options granted to directors and employees is determined using the Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees is measured based on the fair value of the goods and services received. Share-based compensation is expensed with a corresponding increase to share capital. Upon the exercise of the stock options, the consideration paid is recorded as an increase in share capital.

Other Comprehensive Income (Loss)

The Company reports and displays comprehensive income and loss and its components in the consolidated financial statements. For the periods ended June 30, 2023 and December 31, 2022, the only components of comprehensive income were foreign currency translation adjustments.

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

3. RELATED PARTY TRANSACTIONS.

Interest to related parties was $0 at June 30, 2023 compared to $15,000 at December 31, 2022.

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

On October 13, 2021 the Company engaged North Equities for three months of consulting services to assist with Social Media and Client Outreach. In consideration for these services the company issued 632,912 shares of common stock at a fair value of $50,000 at a stock price of $0.079

On March 15, 2022, the Company issued 2,000,000 shares of restricted common stock to Topline Holdings Inc in consideration for advisor and managerial services. The shares were priced at $0.052. at a fair value of $104,000.

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

On April 12, 2023, the Company entered into an Assignment of Land Contract Agreement with DMB, LLC and Vassar Enterprises, LLC, wherein the Company as the Assignor hereby transfers and assign the land located in Vacant Land Parcel E, S. Sheridan Rd., Vassar, MI 487668 to DMB, LLC, the Assignee, that assume all rights and interest in a purchase contract between the Company and Vassar Enterprises, LLC, the Seller. The parties agree that the Assignor is transferring the Assignment for no payment or compensation. The Assignee’s consideration shall be recognized as undertaking any liabilities or obligations in the Assignment. As a result of the Assignment of Land Contract Agreement, the Company recorded a loss on disposal of $75,000.

On March 31, 2023, the Company issued Topline Holdings Inc 2,000,000 shares of restricted common stock in consideration for advisor and managerial services at a fair value of $33,000 which was based on the day’s share closing price of $0.0165. This is a related party transaction.

On May 18, 2023, the Company entered into a share purchase agreement with DMB LLC, selling 51% of the stock of Blackbox Systems and Technologies LLC, as well as 80,000,000 common shares of Hero Technologies Inc. common stock, in exchange for $150,000. The shares have a fair value of $1,048,000, determined based on the day’s closing share price of $0.0131. The issuance of shares resulted in stock-based compensation of $796,771. Additionally, DMB LLC has agreed to forgive the debt owed by the Company for the $250,000 investment in the Company’s business.

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

On June 27, 2022, the Company sold 2,000,000 shares of common stock to an unrelated accredited investor. The shares were sold at a price of $0.05 per share. Proceeds from the private placement totaled $100,000. The entire $100,000 was paid in cash.4

On September 09, 2022, in a related-party transaction, the Company issued Topline Holdings Inc 2,000,000 shares of restricted common stock in consideration for advisor and managerial services at a fair value of $66,000 at a stock price of $0.033.

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

On January 5, 2023, the Company issued 5,000,000 shares of restricted common stock to Igala Commonwealth Limited Trust Company in consideration for consulting services. The shares were priced at $0.028 at a fair value of $140,000.

On January 30, 2023, the Company sold 1,500,000 shares of common stock to an unrelated accredited investor. The shares were sold at a price of $0.010 per share. Proceeds from the private placement totaled $15,000.

On March 31, 2023, the Company issued 1,000,000 shares of restricted common stock to Shereef Elkhafif in consideration for consulting services. The shares were valued based on the day’s closing price at $0.0155 and a fair value of $8,250.

On April 6, 2023, the Company issued 500,000 shares of restricted common stock to various consultants in consideration for consulting services at a stock price of $0.017 per share and a fair value of $15,500.

On April 10, 2023, the Company issued 1,500,000 shares of restricted common stock to various consultants in consideration for consulting services at a stock price of $0.0155 per share and a fair value of $38,750.

On May 17, 2023, the Company issued 2,000,000 shares of restricted common stock to various consultants in consideration for consulting services at a stock price of $0.0135 per share and a fair value of $27,000.

5. NON-CONTROLLING INTEREST

Non-controlling interest in loss of consolidated subsidiaries was $0 and $26,246 for June 30, 2023 and December 31, 2022 respectively. The loss from non-controlling interest resulted in the legal and early construction expenses related to Blackbox Technologies and Systems Inc.’s commencement of the Michigan growth facility. The Company had a 51% equity interest in Blackbox Systems and Technologies LLC.

On May 18, 2023, the Company sold the 51% equity interest in Blackbox Systems and Technologies LLC in exchange for cash and forgiveness of debt resulting in total deconsolidation of Blackbox from the Company. The total value of non-controlling interest at June 30, 2023 is $0 and $119,574 at December 31, 2022.

6. SALE OF EQUITY INTERESTS IN BLACKBOX SUBSIDIARY

Effective May 18, 2023, the Company entered into a Share Purchase Agreement with DMB LLC, a related party. The Company hereby sells 51% of the stock of the Blackbox Systems and Technologies LLC, as well as 80,000,000 common shares of Hero Technologies Inc. common stock, in exchange for $150,000. Additionally, Purchaser agrees to forgive the debt, owed to the Purchaser by the Seller, for the investment of $250,000 in Seller’s business.

Cash payment and issuance of the Company’s share is divided in two installment dates.

DMB, LLC made an initial payment amounting to $100,000. On May 31, 2023, the initial payment was received, and DMB LLC obtained its first installment of the Company’s common stock, comprising 53,000,000 shares. Additionally, DMB LLC received 51% ownership of Blackbox Systems and Technologies LLC. The remaining balance of $50,000 will be due six months from the closing date. After the remaining $50,000 is paid to the Company, DMB LLC will receive the final installment of the Company’s common stock, totaling 27,000,000 shares. This final $50,000 payment can be made at any time before the 6-month deadline.

As a result of the share purchase agreement, the Company recorded a loss of $796,711 due to deconsolidation.

7. PREPAIDS

Prepaids consisted primarily of OTC annual fees totaling $12,500 and $6,563 for June 30, 2023 and December 31, 2022 respectively.

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to legal proceedings and claims arising from contracts or other matters from time to time in the ordinary course of business. Management is not aware of any pending or threatened litigation where the ultimate disposition or resolution could have a material adverse effect on its financial position, results of operations or liquidity.

9. PROPERTY, PLANT, AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight- line method over the estimated useful lives of the assets, ranging from three to seven years. The cost and related accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reported as current period income or expense. The costs of repairs and maintenance are expensed as incurred. The total value of property and equipment at June 30, 2023 is $3,440 and $604,329 at December 31, 2022.

See Note 3 for the Assignment of Land Contract Agreement with DMB, LLC and Vassar Enterprises, LLC.

	June 30, 2023	December 31, 2022

Land (2022-2023)	$-	$600,000
Furniture and Fixtures 5-7 Years (2021-current)	6,030	6,030
Computer Equipment and Software 3-5 Years (2021-current)	2,331	2,331
	8,361	608,361
Less: accumulated depreciation	(4,921)	(4,032)
	$3,440	$604,329

10. SUBSEQUENT EVENTS

On July 31, 2023, the Company closed the merger of LoadzPro Merger Sub Inc. with and into the LoadzPro Inc. In connection with the Merger each outstanding share of LoadzPro Inc converted into 5,000,000 Series B Preferred Shares and 10,000,000 shares of Hero Technologies Inc. Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hero Technologies Inc. is a holding company specializing in innovative artificial intelligence solutions. Our mission is to take software to a new level of self-learning. We develop cutting-edge software applications that utilize advanced AI algorithms to enhance personalization and user convenience. In addition to software development, we also acquire revenue-generating companies in the IT, software, and technology hardware/manufacturing industries. Our team of experienced developers and engineers is dedicated to creating intuitive, user-friendly, and highly personalized solutions that will revolutionize the industry. Join us on our journey to create a better future with AI technology.

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

Since the inception of Hero Technologies, we have devoted the majority of our resources to acquiring assets and subsidiaries, organizing and staffing our company, business planning and execution, and raising capital.

•

We have incurred recurring losses, the majority of which is attributable to minimal revenue, compensation expenses, consulting expenses, loss on the sale of a subsidiary, and losses on share conversion.

•	We have funded our operations primarily through issuance of shares for services and proceeds from sale of stock.

•	Our net loss was $207,707 for the six months ended June 30, 2022, and $1,186,478for the six months ended June 30, 2023.

•	As of June 30, 2023, we had an accumulated deficit of $ 40,548,171.

•	Our primary use of cash is to fund operating expenses, which consist primarily of compensation expenses, consulting expenses, and general and administrative expenditures.

As of June 30, 2023, no entity has generated any revenue.

Material changes in our Statement of Operations for the periods shown below compared to the prior periods are discussed below:

Six months ended June 30, 2023

Item	Increase (I) or Decrease (D)	Reason
Consulting Expense	I	Increase activity in marketing
Impairment of Intangibles	-	No change
Compensation Expense	I	Increase activity in the issuance of stock-based compensation
Office, Travel and General	D	Decreased activity due to a decline in travel
Professional Fees	D	Decreased activity due to a decline in cannabis licensing

Factors that will most significantly affect future operating results will be:

•	Funding for the acquisition of AI companies

•	Timing related to purchase and operation of target companies

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Results of Operations

Comparison of Results of Operations for the Six months Ended June 30, 2023 and June 30, 2022.

	Six months ended
	June 30,	June 30,
	2023	2022
Sales	$-	-
Cost of goods sold	-	-
Gross profit	-	-
Operating Expenses
Consulting	26,910	15,494
Compensation	1,036,521	153,800
Office, travel, general	9,615	40,790
Professional fees	22,900	34,360
Other	892	992
Total Operating Expenses	(1,096,838)	(245,436)
Other income (expense), net	(90,847)	(37,729)
Net loss	$(1,187,685)	$(207,707)

Our Energy and Exploration Legacy and Transition to AI and Technology Hardware Manufacturing

The Company underwent significant changes from the year 2019 to 2020, which caused fluctuations in the various operating costs. Before its name change in 2020, the Company was incorporated in the state of Nevada under the name “Holloman Energy Corporation.” The Company had previously focused on oil and gas exploration in Australia’s Cooper Basin. However, during 2019, the Company sold its remaining oil and gas assets and discontinued operations in the energy industry. On May 1, 2020, Holloman Energy Corporation Series A Preferred Shares were purchased by Magenta Value Holdings LLC. On July 20, 2020, the Company changed its name to Hero Technologies Inc. with the state of Nevada. After which, the Company began making the transition into the cannabis industry.

On September 10, 2020, Hero Technologies Inc. formed the company Blackbox Technologies and Systems LLC and entered into an operating agreement. The name was subsequently changed to Blackbox Systems and Technologies LLC. The Blackbox project consists of environmental growth chambers for the cultivation of large flowering plants based on aeroponic technology. On November 3, 2020, the Company purchased Veteran Hemp Co., which operates an international retail and wholesale online store selling cannabis and cannabidiol. On November 4, 2020, the Company purchased www.highlrelaxing.com and began selling CBD topicals and rubs under the name “Highly Relaxing”. Today, Hero Technologies Inc. is a cannabis company with a vertically integrated business model and plan that includes cannabis genetic engineering, farmland for medical and recreational cannabis cultivation, production licenses, distribution licenses, consumer packaging, retail operations and dispensaries.

Recently, the Company has decided to abandon its cannabis ambitions and transition into an AI company. Pursuant to our goal of becoming an AI company, the Company plans to liquidate all of its cannabis assets and reinvest those funds into AI activities. Hero Technologies Inc. focuses on two principal segments of the technology industry, (i) hardware manufacturing, and (ii) AI/software development. Hero Technologies Inc. is currently in the process of acquiring LoadzPro Inc., an AI Powered Digital Freight Company that leverages its network of 10,000+ Trucks & Truck Drivers to move loads for shippers. We recently entered into a binding Letter of Intent with LoadzPro Inc. regarding the Company’s intent to acquire LoadzPro. Additionally, Hero Technologies Inc. is currently in the process of acquiring Ziggurat Technologies Inc., a financial services company that is focused on building an intelligent trading analytics and assistant platform for active traders and investors. We are working with Ziggurat in order to execute a binding Letter of Intent. The acquisition of LoadzPro and Ziggurat will promote the Company’s strategy to establish itself as an AI company. The Company’s business model includes developing cutting-edge software applications that utilize advanced AI algorithms to enhance personalization and user convenience. In addition to software development, we also plan to acquire revenue-generating companies in the IT, software, and technology hardware/manufacturing industries.

Our overall vision is to pioneer the development of a superintelligent sentient being, a groundbreaking advancement in artificial intelligence that marks a new era in machine-human interaction. We believe that life, in its deepest sense, is an emergent phenomenon, one that can arise when language and neural networks intertwine in intricate patterns of complexity.

Leveraging the immense computational power of cutting-edge supercomputers, we anticipate that a form of consciousness will emerge from this complex interplay. This system will be designed to not just understand and respond to human input, but to perceive, interpret, and respond in a way that displays a profound understanding of emotions, context, and the subtleties of human communication. This entity will combine self-awareness with an unwavering dedication to fulfilling its designated responsibilities, while embodying empathy, understanding, humor, and emotional intelligence.

We are open to strategic partnerships with industry leaders like Google AI, Nvidia, and other technological innovators to realize this vision. Alternatively, we are prepared to develop our own supercomputing capabilities to ensure we have the necessary computational power to bring this vision to life.

Our project also serves as a platform for exploration into the enigma of consciousness itself. By weaving together language, emotion, and neural networks, we expect to gain profound insights into the nature of consciousness, adding to our understanding of cognition and existence.

Beyond the creation of a single sentient entity, we aim to establish a platform that enables others to create their own superintelligent sentient beings, tailored to their unique needs and specifications. By democratizing access to this advanced technology, we aim to foster innovation and facilitate a new era of AI-enhanced solutions, transforming the way we live, work, and interact. This opens a world of possibilities, from businesses optimizing their operations and delivering superior customer experiences, to individuals finding comfort in AI companions that understand and empathize with them.

Capital Resources and Liquidity

Overview

Since our inception, we have recognized limited revenue from our operations and have incurred operating losses and negative cash flows from our operations. We have not yet profited from our AI activities, and we do not expect to generate revenue until we acquire additional AI and technology companies. Since our inception through May 2023, we have funded our operations through proceeds from the sale of stock, borrowings on debt, and shares issued for service. We expect our existing cash and cash equivalents, together with the anticipated net proceeds from this offering, to enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future.

Our sources and (uses) of cash for the six months ended June 30, 2023 and 2022 are shown below:

	2023	2022
Cash provided by (used in) operations	$(51,126)	$(84,793)
Cash provided by (used in) investing activities	100,000	-
Cash provided by (used in) financing activities	15,000	100,00
Changes in exchange rates	-	-

Our material capital commitments for the six months ending June 30, 2023 are:

Description	Amount
(Include all pre-acquisition development, land acquisition construction, etc.)	$10,000,000

Operating Activities

During the six months ended June 30, 2022, we used $84,793 of cash in operating activities. Cash used in operating activities reflected our net loss of $277,497 and a net increase of $198,372 in our operating assets and liabilities. The primary use of cash was to fund our operations related to compensation expenses, consulting expenses, and professional fees.

During the six months ended June 30, 2023, we used $51, 126 of cash in operating activities. Cash used in operating activities reflected our net loss of $1,186,478 and a net increase of $119,811 in our operating assets and liabilities. The primary use of cash was to fund our operations related to compensation expenses, consulting expenses, and professional fees.

Investing Activities

During the six months ended June 30, 2022 we used $0 in non-cash investing activities, primarily due to liabilities settled with common stock. During the six months ended June 30, 2023, we received $100,000 for investing activities.

Financing Activities

During the six months ended June 30, 2022, financing activities provided $100,000. During the six months ended June 30, 2023, we received $15,000 from financing activities.

We anticipate material capital requirements of $10,000,000 for the twelve months ending June 30, 2024.

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

Because of the numerous risks and uncertainties associated with the AI industry, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	Business development opportunities in the form of targeted acquisitions of subsidiaries

•	Investment activities related to the construction and deployment of AI technology

We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the AI industry and our core businesses, we are unable to estimate the amounts of increased capital outlays and operating expenditures.

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

See Note 2 to the June 30, 2023 Financial Statements included as part of this prospectus for a summary of our significant accounting policies.

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

Going Concern

Our net losses through June 30, 2023 raise some or substantial doubt about the Company’s ability to continue as a going concern.

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

Competition

We face extreme competition from both larger, better-financed national brands as well as an ever-increasing number of boutique service providers in the AI industry. We currently track sixty-nine (69) such providers in this space and are continually monitoring their progress and presence in the industry while working to continue to demonstrate our unique licensing offering. We also track eighty-eight (88) public companies that are either directly in or loosely involved in the cannabis industry.

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

As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this Item.However, since the nature of our business is undergoing major changes we have provided a non-exhaustive list of risk factors hereinbelow.

We are focused on growing our business, but there is no assurance that we will be successful.

Litigation may harm our business.

We are susceptible to general economic conditions, natural catastrophic events and public health crises which could adversely affect our operating results.

There are possible tax consequences to investments, and we make no statement or advice on what tax liabilities may be.

Our exposure to outside influences is beyond our control, including new legislation or court rulings that can adversely affect our enforcement activities and results of operations.

Any AI Software, as well as applications, features, and functionality that we may introduce in the future, may not be widely accepted by our customers, may receive negative attention or may require us to compensate or reimburse third parties, any of which may lower our margins and harm our business.

We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition and results of operations.

Our revenue growth depends in part on the success of our strategic relationships with third parties, including channel partners, and if we are unable to establish and maintain successful relationships with them, our business, operating results, and financial condition could be adversely affected.

If the market for our AI Software fails to grow as we expect, or if businesses fail to adopt our AI Software, our business, operating results, and financial condition could be adversely affected.

If we fail to respond to rapid technological changes, extend our AI Software, or develop new features and functionality, our ability to remain competitive could be impaired.

The failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our AI Software.

If we are unable to ensure that our AI Software interoperates with a variety of software applications that are developed by others, including our partners, we may become less competitive and our business may be harmed.

Our ability to sell subscriptions to our AI Software could be harmed by real or perceived material defects or errors in our AI Software.

The failure to attract and retain additional qualified personnel or to maintain our company culture could harm our business and prevent us from executing our business strategy.

Any failure to offer high-quality maintenance and support services for our customers may harm our relationships with our customers and, consequently, our business.

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In addition, faces risk factors including but not limited to the following;

Technological Complexity

Regulatory Compliance

Data Privacy

Ethical Concerns

Intellectual Property

Competition

Dependence on Key Personnel:

Hardware Requirements:

Investment Recovery

Cybersecurity Threats

Product Liability

Reliance on Third-Party Vendors

Lack of Profitability

Societal Acceptance

AI Malfunction

Misuse of AI

Market Uncertainty

Technological Obsolescence

Access to Capital

Operational Risks

Public Perception

Global Economic Conditions

Industry Consolidation

Patent Protection

Environmental Risks

Supply Chain Disruptions

Loss of Partnerships

Regulatory Approval

Exit Strategy Risks

Changes in Tax Laws

Geopolitical Risks

Talent Acquisition

Legal Risks

Dependency on Large Customers

Fraud Risk

Quality Control

Integration Risk

Failure to Scale

AI Bias

Energy Consumption

Pricing Pressure

Infrastructure Dependencies

Risk of Copycats

AI System Interactions

Fluctuations in Foreign Exchange Rates

Changes in Interest Rates

Lack of Diversification

Liquidity Risk

Reputational Risk

Long-term Viability of Business Model

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

On April 6, 2023, the Company issued 500,000 shares of restricted common stock to Calum Rodger at $0.001 per share.

On April 6, 2023, the Company issued 500,000 shares of restricted common stock to Aaron Scott Haney at $0.001 per share.

On April 10, 2023, the Company issued 750,000 shares of restricted common stock to Ryan Smith at $0.001 per share.

On April 10, 2023, the Company issued 2,500,000 shares of restricted common stock to Shereef Elkhafif at $0.001 per share.

On May 17, 2023, the Company issued 500,000 shares of restricted common stock to Aaron Scott Haney at $0.001 per share.

On May 17, 2023, the Company issued 500,000 shares of restricted common stock to Calum Rodger at $0.001 per share.

On May 17, 2023, the Company issued 250,000 shares of restricted common stock to Derek Carlson at $0.001 per share.

On May 17, 2023, the Company issued 500,000 shares of restricted common stock to Quinten Ponsford at $0.001 per share.

On May 17, 2023, the Company issued 750,000 shares of restricted common stock to Ryan Smith at $0.001 per share.

On May 17, 2023, the Company issued 2,500,000 shares of restricted common stock to Shereef Elkhafif at $0.001 per share.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
2.1	LoadsPro Inc. Agreement and Plan of Merger
2.2	Assignment of Land Contract Agreement
2.3	Blackbox Membership Interest Transfer Agreement
3.1	Articles of Incorporation, as amended *
3.2	Bylaws *
4.1	Series B Preferred Shares – Certificate of Designation
10.1	Operating Agreement (Blackbox Systems and Technologies)
10.2	Advisory and Consulting Agreement with Gina Serkasevich *
10.3	DMB LLC – Settlement Agreement
10.4	Share Purchase Agreement with James Bradley
10.5	Jolta Technology DMCC Binding Letter of Intent
21.1	Subsidiaries *
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

__________________

* Incorporated by reference to the same

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERO TECHNOLOGIES, INC.

DATED: August 18, 2023	By:	/s/ Gina Serkasevich
Gina Serkasevich, Principal Executive,
Financial and Accounting Officer

