Form 10-Q
period 2023-09-30
Hero Technologies Inc.
filed 2023-11-16
CIK 1324736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of September 30, 2023 was 552,692,444 shares

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

PART I – Financial Information

Item 1 – Financial Statements

(Unaudited)

HERO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS

Current Assets:
Cash	$82,013	$34,325
Notes receivable - related party	50,000	-
Prepaid expense	8,750	6,563
Total current assets	140,763	40,888

Non-current Assets
Property and equipment, net of accumulated depreciation	2,843	604,329
Total Non-current assets	2,843	604,329
Total Assets	$143,606	$645,217

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$84,774	$95,540
Accounts payable and accrued related party liabilities	15,000	15,000
Loans payable, long term portion - non-related party	-	525,000
Loans payable, current portion - related party	-	200,000
Total current liabilities	99,774	835,540

Total Liabilities	99,774	835,540

STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized:
10,000,000 preferred shares, par value $0.001 per share
950,000,000 common shares, par value $0.001 per share
Issued and outstanding:
1,000,000 preferred shares at September 30, 2023 (1,000,000 at 2022)	1,000	1,000
552,692,444 common shares at September 30, 2023 (451,692,444 at 2022)	552,692	451,692
Additional paid-in capital	40,104,324	38,846,282
Stock Payable	381,670	27,970
Non-controlling Interest	-	(119,574)
Accumulated deficit	(40,995,854)	(39,397,693)
Total stockholders’ equity (deficit)	43,832	(190,323)
Total Liabilities and Stockholders’ Equity (Deficit)	$143,606	$645,217

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Expenses:
Consulting	$-	$15,579	$26,910	$31,073
Compensation expense	391,150	93,830	1,427,671	247,630
Professional Fees	11,332	33,300	34,237	67,660
Office, travel and general	8,602	24,025	18,217	64,815
Depreciation	599	495	1,486	1,487
Total expenses	(411,683)	(167,229)	(1,508,521)	(412,665)

Other income (expense)
Interest income	-	-	2,464	183
Interest expense	-	-	(18,311)	(37,912)
Gain (Loss) on disposal of fixed assets	-	-	(75,000)	-
Total other income (expense)	-	-	(90,847)	(37,729)

Net Loss	(411,683)	(167,229)	(1,599,368)	(450,394)
Non-controlling interest in (income) loss of consolidated subsidiaries	-	9,225	1,207	14,893
Net loss attributable to the company	$(411,683)	$(158,004)	$(1,598,161)	$(435,501)

Weighted Average Number of Basic and Diluted Common Shares Outstanding	541,395,741	447,127,087	487,856,047	446,338,201
Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

											Accumulated
											Other
			Common Shares				Additional			Non-	Comprehensive		Total
	Common Shares		to be issued		Preferred Shares		Paid-In	Stock	Stock	Controlling	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Interest	(Loss)	Deficit	Equity
Balance, June 30, 2022	447,907,000	447,907	-	-	1,000,000	1,000	38,710,779	27,970	-	(98,996)	-	(39,133,607)	(44,947)
Common Stock – Related party compensation	2,716,000	2,716	-	-			91,114	-		-			93,830
Non-Controlling Interest	-	-	-	-	-	-	-	-		(9,225)	-	-	(9,225)
Net Loss								-		-		(158,004)	(158,004)
Balance, September 30, 2022	450,623,000	450,623	-	-	1,000,000	1,000	38,801,893	27,970	-	(108,221)	-	(39,291,611)	(118,346)

											Accumulated
											Other
			Common Shares				Additional			Non-	Comprehensive		Total
	Common Shares		to be issued		Preferred Shares		Paid-In	Stock	Stock	Controlling	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Receivable	Interest	(Loss)	Deficit	Equity
Balance, June 30, 2023	465,192,444	465,192	80,000,000	-	1,000,000	1,000	39,106,374	1,075,970	-	-	-	(40,584,171)	64,365
Common Stock – Related party compensation	53,000,000	53,000	(53,000,000)	-			641,300	(694,300)		-			-
Common Stock - Non-Related party compensation	34,500,000	34,500	-	-	-	-	356,650	-	-	-	-	-	391,150
Net Loss								-		-		(411,683)	(411,683)
Balance, September 30, 2023	552,692,444	552,692	27,000,000	-	1,000,000	1,000	40,104,324	381,670	-	-	-	(40,995,854)	43,832

										Accumulated
										Other
			Common Shares				Additional		Non-	Comprehensive		Total
	Common Shares		to be issued		Preferred Shares		Paid-In	Stock	Controlling	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Interest	(Loss)	Deficit	Equity
Balance, December 31, 2021	442,977,000	$442,977	-	-	1,000,000	$1,000	$38,461,909	$27,970	$(93,328)	$-	$(38,856,110)	$(15,582)
Investment Units issued for cash at $.05 per unit	2,000,000	2,000	-	-			98,000	-	-			100,000
Issued for services	930,000	930	-	-	-	-	48,870	-	-	-	-	49,800
Common Stock – Related party compensation	4,716,000	4,716	-	-			193,114	-	-			197,830
Non-Controlling Interest	-	-	-	-	-	-	-	-	(14,893)	-	-	(14,893)
Net Loss								-	-		(435,501)	(435,501)
Balance, September 30, 2022	450,623,000	450,623	-	-	1,000,000	1,000	38,801,893	27,970	(108,221)	-	(39,291,611)	(118,346)

										Accumulated
										Other
			Common Shares				Additional		Non-	Comprehensive		Total
	Common Shares		to be issued		Preferred Shares		Paid-In	Stock	Controlling	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Interest	(Loss)	Deficit	Equity
Balance, December 31, 2022	451,692,444	$451,692	-	-	1,000,000	$1,000	$38,846,282	$27,970	$(119,574)	-	$(39,397,693)	$(190,323)
Investment units issued for cash at $0.01 per unit	1,500,000	1,500	-	-	-	-	13,500	-	-			15,000
Imputed interest on loan	-	-	-	-			11,342	-	-			11,342
Common Stock – related party compensation	55,000,000	55,000	-		-	-	672,300	(694,300)	-			33,000
Common Stock - Non-Related party compensation	44,500,000	44,500	-	-	-		560,900					605,400
Shares to be issued from sale of common stock at $0.0131 per share	-	-	27,000,000	-				1,048,000				1,048,000
Non-Controlling Interest			-	-					(1,207)			(1,207)
Removal of NCI due to deconsolidation									120,781			120,781
Net Loss	-	-			-	-		-	-		(1,598,161)	(1,598,161)
Balance, September 30, 2023	552,692,444	552,692	27,000,000	-	1,000,000	1,000	40,104,324	381,670	-	-	(40,995,854)	43,832

The accompanying notes are an integral part of these consolidated financial statements.

HERO TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30,
	2023	2022

OPERATING ACTIVITIES:
Net loss attributable to Hero Technologies Inc.	$(1,598,161)	$(435,501)

Non-controlling interest in income (loss) of consolidated subsidiaries	(1,197)	$(14,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on transfer of land	75,000	-
Shares issued for services	638,400	247,630
Stock based compensation	796,771
Interest expense	-	37,729
Imputed Interest	11,342	-
Depreciation expense	1,486	1,486
Change in operating assets and liabilities:
Prepaid expenses	(2,187)	(4,344)
Accounts payable and accrued liabilities	11,234	22,045
Cash used in operating activities	(67,312)	(145,848)
INVESTING ACTIVITIES:
Cash received for sale of investment in subsidiary	100,000	-
Cash provided by investing activities	100,000
FINANCING ACTIVITIES:
Proceeds from sale of common stock	15,000	100,000
Cash provided by financing activities	15,000	100,000

NET INCREASE (DECREASE) IN CASH	47,688	(45,848)

CASH, BEGINNING OF YEAR	34,325	174,477

CASH, END OF YEAR	$82,013	$128,629

NON-CASH INVESTING ACTIVITIES
Stock receivable	694,300	-
Transfer of land and associated debt	525,000	-

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

Notes Receivable – related party

The Company entered into a Share Purchase Agreement with DMB LLC, a related party, for $150,000. An initial payment of $100,000 has already been made, while the remaining $50,000 will be due in six months. Payment may be submitted at any time before the 6-month deadline. As of September 30, 2023, the notes receivable amount to $50,000, and $0 as of December 31, 2022.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight- line method over the estimated useful lives of the assets, ranging from three to seven years. The cost and related accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reported as current period income or expense. The costs of repairs and maintenance are expensed as incurred. The total value of property and equipment at September 30, 2023 is $2,843 and $604,329 at December 31, 2022.

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

Cash, Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Cash totaled $82,013 and $34,325 at September 30, 2023 and December 31, 2022, respectively. The Company is exposed to a concentration of credit risk with respect to its cash deposits. The Company places cash deposits with highly rated financial institutions in the United States. At times, cash balances held in financial institutions may be more than insured limits. The Company believes the financial institutions are financially strong and the risk of loss is minimal. The Company has not experienced any losses with respect to the related risks and does not believe its exposure to such risks is more than normal.

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

In accordance with ASC Topic 820, valuation techniques used for assets and liabilities accounted for at fair value are generally categorized into three types: market approach, income approach and cost approach. The Company had no outstanding securities at September 30, 2023.

The Company uses the market approach technique to account for its financial instruments at fair value for the period ended September 30, 2023, and the application of this technique applied to similar assets and liabilities has been applied on a consistent basis.

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

Other Comprehensive Income (Loss)

The Company reports and displays comprehensive income and loss and its components in the consolidated financial statements. For the periods ended September 30, 2023 and December 31, 2022, the only components of comprehensive income were foreign currency translation adjustments.

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

3.  RELATED PARTY TRANSACTIONS.

Interest to related parties was $0 at September 30, 2023 compared to $15,000 at December 31, 2022.

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

On May 18, 2023, the Company entered into a share purchase agreement with DMB LLC, selling 51% of the stock of Blackbox Systems and Technologies LLC, as well as 80,000,000 common shares of Hero Technologies Inc. common stock, in exchange for $150,000. The shares have a fair value of $1,048,000, determined based on the day's closing share price of $0.0131. The issuance of shares resulted in stock-based compensation of 796,771. Additionally, DMB LLC has agreed to forgive the debt owed by the Company for the $250,000 investment in the Company's business.

On July 17, 2023, the Company issued 53,000,000 shares pursuant to the first installment of the share purchase agreement with DMB LLC dated May 18, 2023.

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

On July 1, 2023, the Company issued 3,000,000 shares of restricted common stock to David Graham at $0.005 per share.

On July 1, 2023, the Company issued 4,000,000 shares of restricted common stock to Patrick Reininger at $0.0125 per share.

On July 1, 2023, the Company issued 2,500,000 shares of restricted common stock to Hangar IA Global, LLC at $0.02 per share.

On July 1, 2023, the Company issued 2,500,000 shares of restricted common stock to Lionheart Advisors, LLC at $0.02 per share.

On July 1, 2023, the Company issued 2,500,000 shares of restricted common stock to Michelle Owen at $0.02 per share.

On July 10, 2023, the Company issued 20,000,000 shares of common stock to Daniel Kim at $0.001 per share.

On July 17, 2023, the Company issued 53,000,000 shares of restricted common stock to James E. Bradley at $0.0019 per share.

5.  NON-CONTROLLING INTEREST

Non-controlling interest in loss of consolidated subsidiaries was $0 and $26,246 for September 30, 2023 and December 31, 2022 respectively. The loss from non-controlling interest resulted in the legal and early construction expenses related to Blackbox Technologies and Systems Inc.’s commencement of the Michigan growth facility. The Company had a 51% equity interest in Blackbox Systems and Technologies LLC.

On May 18, 2023, the Company sold the 51% equity interest in Blackbox Systems and Technologies LLC in exchange for cash and forgiveness of debt resulting in total deconsolidation of Blackbox from the Company. The total value of non-controlling interest at September 30, 2023 is $0 and $119,574 at December 31, 2022.

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

DMB, LLC made an initial payment amounting to $100,000. On May 31, 2023, the initial payment was received, and DMB LLC obtained its first installment of the Company's common stock, comprising 53,000,000 shares. Additionally, DMB LLC received 51% ownership of Blackbox Systems and Technologies LLC. The remaining balance of $50,000 will be due six months from the closing date. After the remaining $50,000 is paid to the Company, DMB LLC will receive the final installment of the Company's common stock, totaling 27,000,000 shares. This final $50,000 payment can be made at any time before the 6-month deadline.

As a result of the share purchase agreement, the Company recorded a loss of $796,711 due to deconsolidation.

7. PREPAIDS

Prepaids consisted primarily of OTC annual fees totaling $8,750 and $6,563 for September 30, 2023 and December 31, 2022 respectively.

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

9. PROPERTY, PLANT, AND EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight- line method over the estimated useful lives of the assets, ranging from three to seven years. The cost and related accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reported as current period income or expense. The costs of repairs and maintenance are expensed as incurred. The total value of property and equipment at September 30, 2023 is $2,843 and $604,329 at December 31, 2022.

See Note 3 for the Assignment of Land Contract Agreement with DMB, LLC and Vassar Enterprises, LLC.

	September 30, 2023	December 31, 2022

Land (2022-2023)	$-	$600,000
Furniture and Fixtures 5-7 Years (2021-current)	6,030	6,030
Computer Equipment and Software 3-5 Years (2021-current)	2,331	2,331
	8,361	608,361
Less: accumulated depreciation	(5,518)	(4,032)
	$2,843	$604,329

10.  SUBSEQUENT EVENTS

On October 15, 2023, the Company engaged Westmount Ventures Inc. for  advisory and consultancy services. For the consideration of these services the Company adopted a Reverse Lehman deal involving the identification of potential deals of acquisition for the Company. Depending on the deal value Westmount Ventures Inc. shall receive a commission between 10% to 6.5% according to the terms of their Agreement. All compensation and expenses shall be paid in restricted stock of Hero Technologies Inc. i.e. the Company.

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

•	We have funded our operations primarily through issuance of shares for services and proceeds from sale of stock.

•	Our net loss was $450,3694 for the nine months ended Sep 30, 2022, and $1,598,161 for the nine months ended September 30, 2023.

•	As of September 30, 2023, we had an accumulated deficit of $ 40,995,854.

•	Our primary use of cash is to fund operating expenses, which consist primarily of compensation expenses, consulting expenses, and general and administrative expenditures.

As of September 30, 2023, no entity has generated any revenue.

Material changes in our Statement of Operations for the periods shown below compared to the prior periods are discussed below:

Nine months ended September 30, 2023

Item	Increase (I) or Decrease (D)	Reason
Consulting Expense	D	Decreased activity in marketing
Impairment of Intangibles	-	No change
Compensation Expense	I	Increase activity in the issuance of stock-based compensation
Office, Travel and General	D	Decreased activity due to a decline in travel
Professional Fees	D	Decreased activity due to a decline in cannabis licensing

Factors that will most significantly affect future operating results will be:

•	Funding for the acquisition of AI companies

•	Timing related to purchase and operation of target companies

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Results of Operations

Comparison of Results of Operations for the Nine months Ended September 30, 2023 and September 30, 2022.

	Nine months ended
	September 30,	September 30,
	2023	2022
Sales	$-	-
Cost of goods sold	-	-
Gross profit	-	-
Operating Expenses
Consulting	26,910	31,073
Compensation	1,427,671	247,630
Office, travel, general	18,217	64,815
Professional fees	34,237	67,660
Other	1,486	1,487
Total Operating Expenses	(1,508,521)	(412,665)
Other income (expense), net	(90,847)	(37,729)
Net loss	$(1,599,368)	$(450,394)

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

Recently, the Company has decided to abandon its cannabis ambitions and transition into an AI company. Pursuant to our goal of becoming an AI company, the Company plans to liquidate all of its cannabis assets and reinvest those funds into AI activities. Hero Technologies Inc. focuses on two principal segments of the technology industry, (i) hardware manufacturing, and (ii) AI/software development. Hero Technologies Inc. is currently in the process of acquiring LoadzPro Inc., an AI Powered Digital Freight Company that leverages its network of 10,000+ Trucks & Truck Drivers to move loads for shippers. We recently entered into a binding Letter of Intent with LoadzPro Inc. regarding the Company’s intent to acquire LoadzPro. Additionally, Hero Technologies Inc. is currently in the process of acquiring Ziggurat Technologies Inc., a financial services company that is focused on building an intelligent trading analytics and assistant platform for active traders and investors. We are working with Ziggurat in order to execute a binding Letter of Intent. The acquisition of LoadzPro and Ziggurat will promote the Company's strategy to establish itself as an AI company. The Company’s business model includes developing cutting-edge software applications that utilize advanced AI algorithms to enhance personalization and user convenience. In addition to software development, we also plan to acquire revenue-generating companies in the IT, software, and technology hardware/manufacturing industries.

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

Our sources and (uses) of cash for the nine months ended September 30, 2023 and 2022 are shown below:

	2023	2022
Cash provided by (used in) operations	$(67,312)	$(145,848)
Cash provided by (used in) investing activities	100,000	-
Cash provided by (used in) financing activities	15,000	100,00
Changes in exchange rates	-	-

Our material capital commitments for the nine months ending September 30, 2023 are:

Description	Amount
(Include all pre-acquisition development, land acquisition construction, etc.)	$10,000,000

Operating Activities

During the nine months ended September 30, 2022, we used $145,848 of cash in operating activities. Cash used in operating activities reflected our net loss of $435,501 and a net decrease of $45,848 in our operating assets and liabilities. The primary use of cash was to fund our operations related to compensation expenses, consulting expenses, and professional fees.

During the nine months ended September 30, 2023, we used $67,312 of cash in operating activities. Cash used in operating activities reflected our net loss of $1,598,161 and a net increase of $9,047 in our operating assets and liabilities. The primary use of cash was to fund our operations related to compensation expenses, consulting expenses, and professional fees.

Investing Activities

During the nine months ended September 30, 2022 we used $0 in non-cash investing activities, primarily due to liabilities settled with common stock. During the nine months ended September 30, 2023, we received $100,000 for investing activities.

Financing Activities

During the nine months ended September 30, 2022, financing activities provided $100,000. During the nine months ended September 30, 2023, we received $15,000 from financing activities.

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

See Note 2 to the September 30, 2023 Financial Statements included as part of this prospectus for a summary of our significant accounting policies.

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

Going Concern

Our net losses through September 30, 2023 raise some or substantial doubt about the Company’s ability to continue as a going concern.

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

Competition

We face extreme competition from both larger, better-financed national brands as well as an ever-increasing number of boutique service providers in the AI industry. We currently track sixty-nine (69) such providers in this space and are continually monitoring their progress and presence in the industry while working to continue to demonstrate our unique licensing offering. We also track eighty-eight (88) public companies that are either directly in or loosely involved in the AI industry.

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

As of the end of the period covered by this report, management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Controls Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this Item. However, since the nature of our business is undergoing major changes we have provided a non-exhaustive list of risk factors hereinbelow.

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

On July 1, 2023, the Company issued 3,000,000 shares of restricted common stock to David Graham at $0.005 per share.

On July 1, 2023, the Company issued 4,000,000 shares of restricted common stock to Patrick Reininger at $0.0125 per share.

On July 1, 2023, the Company issued 2,500,000 shares of restricted common stock to Hangar IA Global, LLC at $0.02 per share.

On July 1, 2023, the Company issued 2,500,000 shares of restricted common stock to Lionheart Advisors, LLC at $0.02 per share.

On July 1, 2023, the Company issued 2,500,000 shares of restricted common stock to Michelle Owen at $0.02 per share.

On July 10, 2023, the Company issued 20,000,000 shares of common stock to Daniel Kim at $0.001 per share.

On July 17, 2023, the Company issued 53,000,000 shares of restricted common stock to James E. Bradley at $0.0019 per share.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. its.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Articles of Incorporation, as amended *
3.2	Bylaws *
10.2	Advisory and Consulting Agreement with Gina Serkasevich *
21.1	Subsidiaries *
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
2.1	LoadsPro Inc. Agreement and Plan of Merger
2.2	Assignment of Land Contract Agreement
2.3	Blackbox Membership Interest Transfer Agreement
4.1	Series B Preferred Shares – Certificate of Designation
10.1	Operating Agreement (Blackbox Systems and Technologies)
10.2	Jolta Technology DMCC Binding Letter of Intent
10.3	DMB LLC – Settlement Agreement
10.4	Share Purchase Agreement with James Bradly
10.5	Advisor and Consulting Agreement with Westmount Ventures Inc.

__________________

* Incorporated by reference to the same

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERO TECHNOLOGIES, INC.

DATED: November 15, 2023	By:	/s/ Destiny Aigbe
Destiny Aigbe, Principal Executive,
Financial and Accounting Officer

